Form 10-K
period 2020-12-31
TPG Pace Tech Opportunities Corp.
filed 2021-02-16
CIK 1819404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39595

TPG PACE TECH OPPORTUNITIES CORP.

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1499860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Commerce Street, Suite 3300 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 405-8458

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fifth of one redeemable warrant	PACE.U	New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	PACE	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	PACE WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The Registrant was not a public company at June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The Registrant’s Units began trading on the New York Stock Exchange on October 9, 2020, and the Registrant’s Class A ordinary shares began trading separately on the New York Stock Exchange on November 27, 2020. The aggregate market value of the Registrant’s Class A shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant at December 31, 2020 was $499,500,000.

At February 8, 2021, there were 45,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to TPG Pace Tech Opportunities Corp., a blank check company incorporated on July 11, 2019 as a Cayman Islands exempted company. References to our “Sponsor” refer to TPG Pace Tech Opportunities Sponsor, Series LLC, an affiliate of each of David Bonderman and Karl Peterson, our Directors. References to “TPG” refer collectively to TPG Global, LLC and its affiliates, including our Sponsor. TPG is a leading global private investment firm founded in 1992 with approximately $85 billion of assets under management as of September 30, 2020 and offices in Fort Worth, San Francisco, London, New York, Hong Kong and other major cities throughout the world. References to our “Public Offering” refer to the initial public offering of TPG Pace Tech Opportunities Corp. which closed on October 9, 2020 (the “Close Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1. Business

Introduction

We are a blank check company incorporated on July 11, 2019 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed a number of opportunities to enter into a Business Combination and intend to enter into the Proposed Business Combination described below under “Recent Developments.” We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On August 12, 2019, our Sponsor purchased an aggregate of 20,000,000 Class F ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. On October 2, 2020, our Sponsor forfeited 7,062,500 Founder Shares for no consideration. On October 2, 2020, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On November 20, 2020, our Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2020, our Sponsor and four independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

On the Close Date, we consummated an initial public offering of 45,000,000 units at a price of $10.00 per unit generating gross proceeds of $450,000,000 before underwriting discounts and expenses (the “Public Offering”). Each “Unit” consists of one Class A ordinary share (“Public Share”) of the Company at $0.0001 par value and one-fifth of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one Public Share at a price of $11.50 per share (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. Prior to the Close Date, we completed the private sale of an aggregate of 7,333,333 private placement warrants (the “Private Placement Warrants”), each exercisable to purchase one Class A ordinary share for $11.50 per share, subject to adjustment, to our Sponsor, at a price of $1.50 per Private Placement Warrant. The Warrants will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the Close Date, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if we do not complete a Business Combination within 24 months after the Close Date, the Warrants will expire at the end of such period.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $450,000,000 and $11,000,000, respectively, for an aggregate of $461,000,000. $450,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). At the Close Date, the remaining $11,000,000 was held outside of the Trust Account, of which $9,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

On November 25, 2020 we announced that the holders of our Units may elect to separately trade the Class A ordinary shares and Warrants included in the Units commencing on November 27, 2020 on the New York Stock Exchange (“NYSE”) under the symbols “PACE” and “PACE WS,” respectively. Those Units not separated will continue to trade on the NYSE under the symbol “PACE.U”.

Recent Developments

On January 28, 2021, the Company, TPG Pace Tech Merger Sub LLC, a Delaware limited liability company (“Nerdy Merger Sub”), TCV VIII (A) VT, Inc., a Delaware corporation (“TCV Blocker”), LCSOF XI VT, Inc., a Delaware corporation (“Learn Blocker” and, together with TCV Blocker, the “Blockers”), TPG Pace Blocker Merger Sub I Inc., a Delaware corporation (“Blocker Merger Sub I”), TPG Pace Blocker Merger Sub II Inc., a Delaware corporation (“Blocker Merger Sub II” and, together with Blocker Merger Sub I, the “Blocker Merger Subs” and, together with Nerdy Merger Sub, the “Merger Subs”), Live Learning Technologies LLC, a Delaware limited liability company (“Nerdy”), and, solely for the purposes described therein, certain entities affiliated with the Blockers (“Blocker Holders”) entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein:

(a) Pursuant to the Business Combination Agreement, on the date (the “Closing Date”) of closing of the Proposed Business Combination (the “Closing”), prior to the Effective Time (as defined in the Business Combination Agreement), (i) the Company will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which the Company will change its name to “Nerdy Inc.”, and (ii) Nerdy will cause each outstanding class of preferred units and the Nerdy profits units to be automatically converted into Nerdy common units (subject to applicable vesting requirements).

(b) Nerdy Merger Sub will merge with and into Nerdy (the “Merger”), with Nerdy surviving the Merger. Pursuant to the Merger, (i) each holder of Nerdy common units (other than the Blockers) will exchange its Nerdy common units for (A) certain cash consideration, (B) either (x) certain limited liability company units in Nerdy (“OpCo Units”), subject to applicable vesting requirements, and an equivalent number of shares of the Company’s class B common stock, par value $0.0001 per share (“Class B Common Stock”), or (y) certain shares of the Company’s class A common stock, par value $0.0001 per share (“Class A Common Stock” and, together with Class B Common Stock, “Common Stock”)), and (C) (x) certain Nerdy warrants to purchase OpCo Units at an exercise price of $11.50 (the “OpCo Warrants”) or (y) certain Company warrants to purchase shares of Class A Common Stock at an exercise price of $11.50 (“Pace Warrants”) and (ii) each holder of unit appreciation rights under the Nerdy 2016 U.S. Unit Appreciation Rights Plan and the 2016 Canadian Unit Appreciation Rights Plan will exchange all such unit appreciation rights for either (1) corresponding stock appreciation rights in the Company or (2) certain cash consideration. The holders of Nerdy common units (other than the Blockers) will also receive the rights set forth in the Tax Receivable Agreement (as defined below).

(c) (i) Immediately following the Merger, Blocker Merger Sub I will merge with and into TCV Blocker, with TCV Blocker surviving such merger, and (ii) immediately thereafter, Blocker Merger Sub II will merge with and into Learn Blocker, with Learn Blocker surviving such merger (such mergers in clauses (i) and (ii), each a “Reverse Blocker Merger” and, together, the “Reverse Blocker Mergers”), and (iv) immediately following the Reverse Blocker Mergers, each surviving Blocker will merge with and into the Company (one after another) (each a “Direct Blocker Merger” and, together, the “Direct Blocker Mergers” and, together with the Reverse Blocker Mergers, the “Blocker Mergers”), with the Company surviving each Direct Blocker Merger. Each holder of equity interests in the Blockers will exchange such equity interests in the Reverse Blocker Mergers for (A) certain cash consideration, (B) certain shares of Class A Common Stock and (C) certain Pace Warrants.

(d) Immediately following the Blocker Mergers and in connection with the Closing, the Company will contribute all of its assets (other than the OpCo Units it then holds) to Nerdy in exchange for a number of additional OpCo Units and a number of OpCo Warrants, such that the Company will hold a number of OpCo Units equal to the total number of shares of Class A Common Stock and a number of OpCo Warrants equal to the total number of Pace Warrants, in each case, issued and outstanding immediately after giving effect to the Proposed Business Combination. The aggregate consideration to be paid to the holders of Nerdy equity (including the owners of the Blockers with respect to their indirect interest in the Nerdy equity) is based on an enterprise value of $1,250,000,000 (subject to certain debt related adjustments) and shall consist of (i) an amount of cash equal to the excess of the amount of available cash over $250,000,000 (but not to exceed $388,200,000), plus (ii) equity consideration valued at $10.00 per share in respect of the remaining portion of Nerdy’s enterprise value after deducting the cash consideration in clause (i), plus (iii) certain OpCo Warrants or Pace Warrants, as applicable, plus (iv) the Nerdy Earnout (as defined below), if payable.

Following the Closing, the combined company will be organized in an “Up-C” structure, and the Company’s only direct assets will consist of OpCo Units and OpCo Warrants. Immediately following the Closing, the Company is expected to own approximately 60% of the OpCo Units and approximately 90% of the OpCo Warrants, and will control Nerdy as the managing member of Nerdy in accordance with the terms of the Second Amended and Restated Limited Liability Company Agreement of Nerdy to be entered into in connection with the Closing (the “OpCo LLC Agreement”). The amount of cash to be contributed by the Company to Nerdy at the Closing of the Proposed Business Combination is estimated to be approximately $265 million.

In addition to the consideration described above, the existing holders of Nerdy equity will be issued an aggregate of 4 million additional issued (i) shares Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, in earn-out consideration that will be subject to forfeiture if the achievement of certain stock price thresholds are not met within five years of the Closing Date (the “Nerdy Earnout”).

Under the Business Combination Agreement, the obligations of the parties to consummate the transactions contemplated thereby are subject to a number of closing conditions, including the Company obtaining the requisite approval of its shareholders and the holders of Nerdy membership interests, which the Company expects to seek at an extraordinary general meeting of the Company in the second quarter of 2021. The Business Combination Agreement may be terminated at any time prior to the closing of the Proposed Business Combination by mutual written consent of the Company and Nerdy and, among other things, if the Proposed Business Combination has not occurred prior to the date that is 180 days after the date of the Business Combination Agreement. As such, the closing of the Proposed Business Combination cannot be assured.

Concurrently with the execution of the Business Combination Agreement, the Company entered into the following agreements:

•

Transaction Support Agreements, pursuant to which the Nerdy equity holders agreed to, among other things, vote in favor of the Business Combination Agreement and the Proposed Business Combination and to be bound by certain other covenants and agreements related to the Proposed Business Combination;

•	A Stockholders Agreement, pursuant to which certain unit holders in Nerdy and our Sponsor were provided with certain governance and board nomination rights;
•

Subscription Agreements with certain qualified institutional buyers and accredited investors (collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate of 15,000,000 newly issued shares of Class A Common Stock in connection with the closing of the Proposed Business Combination for aggregate gross proceeds of $150,000,000 (the “Pipe Financing”); and

•

A Waiver Agreement with each holder of Founder Shares, including our Sponsor, pursuant to which such holders agreed to waive their right to receive certain shares of Class A Common Stock in connection with a conversion adjustment applicable to the Pipe Financing and other issuances of securities in excess of 15,000,000 shares under the forward purchase agreements. Such holders also agreed (i) to forfeit (a) 2,000,000 shares, (b) certain shares of Class A Common Stock in connection with the consummation of issuances pursuant to the forward purchase agreements of any shares in excess of an aggregate 15,000,000 shares and (c) 2,444,444 warrants, and (ii) to subject 4,000,000 shares of Class A Common Stock following the closing to potential forfeiture if certain stock price thresholds are not achieved within a period of five years from the Closing Date, consistent with the forfeiture thresholds for the Nerdy Earnout.

Other than as specifically discussed herein, this annual report on Form 10-K does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our Business Combination, build a company in the public markets. We intend to seek a company in the technology industry that complements the experience and expertise of our management team and TPG and is a business that we think our transformative operating skills and strategic advice can help improve. Our selection process will leverage our team’s network of industry, private equity Sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We intend to deploy a pro-active, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform companies and can help accelerate the target business’ growth and performance.

In addition, we intend to utilize the networks and industry experience of our management team and our board of directors in seeking a Business Combination. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This group has experience in:

•	operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;
•	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of a number of target businesses;
•	sourcing, structuring, acquiring, and selling businesses;
•	accessing the capital markets, including financing businesses and helping companies transition to public ownership;
•	engaging with public market analysts and investors to help companies better communicate their business model, opportunity and strategy to maximize value for their shareholders;
•	building a network of relationships with many of the largest strategic and serial acquirers in the technology landscape;
•	fostering relationships with sellers, capital providers and target management teams; and
•	executing transactions in multiple geographies and under varying economic and financial market conditions.

TPG’s distinctive international network coupled with its thematic approach to sourcing has provided our management team, while at TPG, with a flow of referrals that have resulted in numerous transactions, and several proprietary opportunities that were not available to generalist and/or less active participants. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, given our profile and thematic approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team will communicate with their network of relationships to articulate our acquisition themes, including the parameters of our search for a target company, and will pursue and review promising leads.

In addition to capital, we expect to provide value and enhanced credibility to companies we engage with on a potential business combination on multiple levels that most of our SPAC competitors are not experienced with, willing and/or prepared to do and that cannot be easily accomplished by working with the typical process of third-party advisors on a regular way initial public offering or direct listing. Our typical hands-on incremental value includes, but is not limited to:

•	improving hands-on operating efficiency through cost evaluation and capital allocation decisions;
•	improving budgeting process, accuracy and accountability;
•	validating merger synergies and accretive valuation;
•	helping companies install proper systems, processes and people to scale;
•	verifying market opportunity and helping companies focus on their unique product market fit;
•	enhancing and validating existing strategic plans to differentiate versus competitors;
•	evaluating and improving and improve methods to acquire and increase customer lifetime value;
•	ensuring stability in leadership as well as proper corporate governance to scale beyond going public;
•	ensuring fidelity of financial modeling and projections that will be publicly communicated as well as how best to do so;
•	engaging strategics on behalf of the company to accelerate business development and corporate development options;
•	assisting the company in negotiating significant business development and M&A deals; and
•	establishing and ensuring high quality communication with analysts and investors to articulate long-term value creation.

In many cases third-party advisors and existing venture or sponsor investors can assist companies with some of the above needs at various points in time, but often lack the bandwidth and focus to do so over a continuous and sustained period that persists after becoming a public company. Our team has done the above as operators of companies that have successfully been built from scratch, been acquired at scale, and/or were divisions of larger companies. In each case our management team and Non-Executive Chairman have delivered value to shareholders either through public market financings, organic growth and strategic acquisitions, and/or sales to strategic investors and financial sponsors. These difficult operating and strategic challenges are faced by almost every company in the technology landscape, and capital alone is insufficient to address their needs. Going public will not help many of these companies without access to trusted stewards and fiduciaries who understand the competitive environment, as well as the capital markets, and can help these businesses navigate each to maximize value.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used these criteria and guidelines in evaluating acquisition opportunities, including the Proposed Business Combination. but we may decide to enter into our Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

•

are in the technology, media or business services sectors and can utilize the extensive networks and strategic insights we have built in those sectors. In addition, we expect to evaluate targets in other industries that our management team understands well, including those that can use technology, including big-data and sophisticated revenue management techniques, to drive meaningful operational improvements and efficiency gains, or enhance its strategic position by using technology solutions to differentiate its offering.

•

are at an inflection point, such as those requiring additional management expertise, are able to innovate by developing new products or services, or where we believe we can drive improved financial performance and where an acquisition may help facilitate growth. We believe that we are well-positioned to evaluate and improve a company’s growth prospects and help them realize the opportunities to create shareholder value following the consummation of a business combination.

•

have built a unique product or service that addresses a large consumer or business market with sustainable competitive differentiation. Our management team and Non-Executive Chairman have significant experience building, advising and investing in companies to help them achieve competitive differentiation and leverage those strengths to drive growth. We intend to provide hands on operating assistance to help the business or businesses we acquire to maximize growth.

•

are mature, at scale and ready to access the public capital markets, but need help articulating their business model and opportunity to public investors. Our management team and Non-Executive Chairman have significant experience engaging with public market analysts and investors to help companies better communicate their stories. We believe many companies in the technology, media and business services sectors can leverage our team’s experience and advice to maximize shareholder value as part of our Business Combination and following as an operating public company.

•

are underperforming their potential in industries that are otherwise exhibiting stable or improving fundamentals. We intend to evaluate each industry and the target businesses within those industries based on several factors, including the potential for sustainable competitive advantage, growth in excess of GDP, ability to generate attractive returns and the sustainability of profit margins. We plan to seek targets that will be compatible with our rigorous value creation process, whereby we identify several value enhancing initiatives prior to making the acquisition and install processes to implement and optimize those initiatives.

•

have significant embedded and/or underexploited expansion opportunities. One of the key elements of TPG’s typical value creation approach is to acquire target companies to accelerate their growth. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team and Non-Executive Chairman have significant experience in identifying such targets and helping target management assess the strategic and financial fit. Similarly, our management team and Non-Executive Chairman have the expertise to assess the likely synergies and a process to help a target integrate acquisitions.

•

exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace based on our company-specific analysis and due diligence review. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of earnings, potential for operational improvements, corporate governance, customers, material contracts, and industry background and trends. We intend to leverage the operational experience and disciplined investment approach of our team and those of TPG to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

•

will offer attractive risk-adjusted equity returns for our shareholders. We will seek to acquire a target on terms and in a manner that leverages our experience in transformational investing and operating. Financial returns will be evaluated based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (iv) the prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure will be weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our Business Combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm, or from an independent accounting firm, that our Business Combination is fair to our Company from a financial point of view.

Members of our management team may directly or indirectly own our ordinary shares and/or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to Item 10. Directors, Executive Officers and Corporate Governance – “Conflicts of Interest.” We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Business Combination

In accordance with the rules of the NYSE, our Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discounts held in trust and taxes payable on the income earned on the Trust Account, if any) at the time of our signing a definitive agreement in connection with our Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or an independent valuation or appraisal firm with respect to satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our Business Combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Business Combination could own less than a majority of our issued and outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Nerdy was in excess of 80% of the funds in the Trust Account and that the 80% test was therefore satisfied.

To the extent we effect our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Prior to our Public Offering, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

In addition, members of our management team have developed contacts from serving on the boards of directors of several companies, including Sabre Corporation, Norwegian Cruise Line Holdings Ltd. and Caesars Acquisition Company.

While at TPG, this network provided our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete a Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion that our Business Combination is fair to our Company from a financial point of view from either an independent investment banking firm or an independent accounting firm.

As more fully discussed in Item 10. Directors, Executive Officers and Corporate Governance – “Conflicts of Interest,” if any of our officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring, or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed Business Combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Financial Position

With funds available for a business combination from the Public Offering and the sale of the Private Placement Warrants and the sale of the forward purchase securities initially in the amount of $484,250,000 assuming that the additional forward purchase is not consummated, no redemptions and after payment of $15,750,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Business Combination

We have not engaged in, are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Close Date. We intend to effectuate our Business Combination using cash from the proceeds of the Public Offering and the private placement of the Private Placement Warrants and the forward purchase securities and additional forward purchase securities, our equity, debt or a combination of these as the consideration to be paid in our Business Combination. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

In addition to the forward purchase securities and additional forward purchase securities, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Business Combination, and we may effectuate our Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination.

In the case of a Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our Business Combination. At this time, other than the forward purchase agreements we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets will leverage our Sponsor and our management team’s industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our Sponsor and our directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will be aware of us and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We also expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will either of our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us.

We are not prohibited from pursuing a Business Combination with a business combination target that is affiliated with our Sponsor, officers or directors or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such a Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See Item 10. Directors, Executive Officers and Corporate Governance – “Conflicts of Interest.”

Selection of a Target Business and Structuring of our Business Combination

As long as we maintain a listing for our securities on the NYSE, our Business Combination must occur with one or more target businesses that together have an aggregate fair market value equal to at least 80% of our net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our Business Combination. If our securities are no longer listed on the NYSE, we will not be obligated to satisfy such 80% test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or from an independent accounting firm, with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete a Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for public shareholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our Business Combination.

To the extent we effect our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including the management of Nerdy, when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Business Combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE’s listing rules, shareholder approval would be required for our Business Combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of Public Shares then outstanding;
•

any of our directors, officers or substantial shareholders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

We will seek the approval of our shareholders to consummate the Proposed Business Combination. However, in the event that the Proposed Business Combination is not consummated, the decision as to whether we will seek shareholder approval of an alternative proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;
•	the risk that the shareholders would fail to approve the proposed Business Combination;
•	other time and budget constraints of the company; and
•	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Initial Shareholders, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In addition, TPG and each additional forward purchaser under the forward purchase agreement may acquire the forward purchase securities and additional forward purchase securities, respectively, prior to or simultaneously with our Business Combination. In the event our Initial Shareholders, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our Business Combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with a designated officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of our Business Combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or redeemable warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our Business Combination, whether or not such shareholder has already submitted a proxy with respect to our Business Combination but only if such shares have not already been voted at the general meeting related to our Business Combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements

Redemption Rights for Public Shareholders upon Completion of our Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our Business Combination with respect to our redeemable warrants. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the (i) the completion of our Business Combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Share if we have not completed a Business Combination within 24 months from the Close Date.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our Business Combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we held a shareholder vote to approve our Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the Business Combination.

If we seek shareholder approval, we will complete our Business Combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, our Initial Shareholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of our Business Combination. As a result, in addition to our Founder Shares, we would need 16,875,001, or approximately 37.5%, of our 45,000,000 Public Shares to be voted in favor of a Business Combination in order to have our Business Combination approved (assuming (i) no forward purchase shares or additional forward purchase shares have been issued, (ii) the parties to the letter agreements have not acquired any Public Shares and (iii) all issued and outstanding shares are voted). We intend to give not less than 10 days nor more than 60 days prior written notice of any such general meeting, if required, at which a vote shall be taken to approve our Business Combination. These quorum and voting thresholds, and the voting agreements of our Initial Shareholders, may make it more likely that we will complete our Business Combination. Each public shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor, directors and each member of our management team, have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we have not completed a Business Combination within 24 months from the Close Date.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of Public Shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Our Initial Shareholders, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any Founder Shares or Public Shares redeemed in connection with our Business Combination. Unless any of our other affiliates acquires Founder Shares through a permitted transfer from an Initial Shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquired Public Shares in the Public Offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Business Combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on a Business Combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the Close Date.

Redemption of Public Shares and Liquidation if no Business Combination

Our Sponsor, officers and directors have agreed that we will have only 24 months from the Close Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our redeemable warrants, which will expire worthless if we fail to complete our Business Combination within the 24-month time period. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the completion of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable) time period Cayman Islands law.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 24 months from the Close Date. However, if our Initial Shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our Business Combination within the allotted 24-month time period.

Our Sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within 24 months from the Close Date, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,100,000 of proceeds held outside the Trust Account, plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Public Offering, the sale of the private placement warrants, the forward purchase securities and the additional forward purchase securities, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Business Combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,100,000 from the proceeds of the Public Offering and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder. In the event that our offering expenses exceed our estimate of $900,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $900,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our Business Combination within 24 months from the Close Date or (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete a Business Combination within 24 months from the Close Date or (B) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the Business Combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a

Business Combination or liquidation if we have not completed a Business Combination within 24 months from the Close Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our Business Combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that will apply to us until the consummation of our Business Combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide public shareholders with the opportunity to redeem their Public Shares in connection with any such amendment. Our Initial Shareholders, officers and directors have agreed to waive any redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our Business Combination. Specifically, our amended and restated memorandum and articles of association will provide, among other things, that:

•

prior to the consummation of our Business Combination, we shall either (1) seek shareholder approval of our Business Combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, in each case subject to the limitations described herein;

•

we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting;

•	if our Business Combination is not consummated within 24 months from the Close Date, then our existence will terminate and we will distribute all amounts in the Trust Account; and
•

prior to our Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination.

These provisions cannot be amended without the approval of a special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In the event we seek shareholder approval in connection with our Business Combination, our amended and restated memorandum and articles of association will provide that we may consummate our Business Combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding redeemable warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Conflicts of Interest

TPG manages multiple investment vehicles. Funds managed by TPG or its affiliates may compete with us for acquisition opportunities in the same industries and sectors as we may target for our Business Combination. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within TPG, including by Mr. Peterson and other persons who may make decisions for the company, may be suitable for both us and for a current or future TPG fund, and may be directed to such investment vehicle rather than to us, subject to applicable fiduciary duties. Neither TPG nor members of our management team who are also employed by TPG have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or managing directors of TPG. TPG and/or our management, in their capacities as officers or managing directors of TPG or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future TPG investment vehicles, or third parties, before they present such opportunities to us.

In addition, TPG or its affiliates may sponsor other blank check companies similar to ours during the period in which we are seeking a Business Combination, and members of our management team may participate in such blank check companies. In particular, TPG is currently sponsoring another blank check company, TPG Pace Beneficial Finance, which is a blank check company focusing on a business combination with a target business with the potential for strong ESG principles. Although TPG Pace Beneficial Finance intends to seek a business combination with a target business with the potential for strong ESG principles, it may seek to complete a business combination in any industry or location. Further, our Non-Executive Chairman and Director, Mr. Peterson, also serves as the Non-Executive Chairman and Director of TPG Pace Beneficial Finance, and three of our directors, Messrs. David Bonderman, Chad Leat and Kneeland Youngblood, also serve as directors of TPG Pace Beneficial Finance. In addition, Mr. Davidson, our Chief Financial Officer, also serves as the Chief Financial Officer of TPG Pace Beneficial Finance, and Mr. Tamraz, our Executive Vice-President of Corporate Development and Secretary, also serves as the Secretary of TPG Pace Beneficial Finance. Any such companies, including TPG Pace Beneficial Finance, may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams, like in TPG Pace Beneficial Finance.

We may also engage entities affiliated with TPG, including TPG Capital BD, LLC, for services in connection with identifying and investigating potential targets for, and the consummation of, our business combination. Conflicts may arise from TPG’s sponsorship of our Company and its provision of these services to us.

However, we do not believe that any potential conflicts would materially affect our ability to complete our Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to Item 10. Directors, Executive Officers and Corporate Governance – “Conflicts of Interest.” We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Indemnity

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such eventuality. We believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will endeavor to have all third parties and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Employees

We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time that Mr. Peterson or any other members of our management will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our Units, Public Shares and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the uniform resource locators (“URLs”) for these websites are intended to be inactive textual references only.

We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accountants.

We will file audited financial statements of Nerdy as part of the proxy statement/prospectus, which we will send to our shareholders to assist them in assessing the Proposed Business Combination. In the event that the Proposed Business Combination is not consummated, we will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”) or International Financing Reporting Standards (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures as of December 31, 2021 as required by the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”). In the event we are deemed to be a large accelerated filer or an accelerated filer as of December 31, 2021, and no longer qualify as an emerging growth company, we will be required to have our internal control procedures audited as of December 31, 2022. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be founded below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•our ability to select an appropriate target business or businesses;

•our ability to complete our Business Combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 outbreak;

•our expectations around the performance of the prospective target business or businesses;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;

•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination, as a result of which they would then receive expense reimbursements;

•actual and potential conflicts of interest relating to TPG;

•the proceeds of the forward purchase securities and additional forward purchase securities being available to us;

•our potential ability to obtain additional financing to complete our Business Combination;

•our pool of prospective target businesses;

•the ability of our officers and directors to generate a number of potential acquisition opportunities;

•our public securities’ potential liquidity and trading;

•the lack of a market for our securities;

•the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•the Trust Account not being subject to claims of third parties;

•our financial performance; or

•the other risks and uncertainties discussed below in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Risk Factors

You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Risk factors related to Nerdy and the Proposed Business Combination will be described in the proxy statement/prospectus that the Company will file with the SEC relating to the Proposed Business Combination.

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated exempted company under the laws of the Cayman Islands, and we will not commence operations until our Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Business Combination. If we do not complete our Business Combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public shareholders do not support such a combination.

We will seek the approval of our shareholders to consummate the Proposed Business Combination. However, in the event that the Proposed Business Combination is not consummated, in connection with any alternative Business Combination, we may choose not to hold a shareholder vote before we complete our Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except as required by law or stock exchange, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our Business Combination even if holders of a majority of our ordinary shares do not approve of the Business Combination we complete.

Please see Item 1. Business – “Shareholders May Not Have the Ability to Approve Our Business Combination” for additional information.

If we seek shareholder approval of our Business Combination, our Initial Shareholders, officers and directors have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.

Our Initial Shareholders own, on an as-converted basis, 20% of our outstanding Class A ordinary shares. Our Initial Shareholders and members of our management team also may from time to time purchase Class A ordinary shares prior to our Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of a Business Combination, such Business Combination will be approved if we receive an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting, including the Founder Shares. Accordingly, if we seek shareholder approval of our Business Combination, the agreement by our Initial Shareholders and each member of our management team to vote in favor of our Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such Business Combination.

In evaluating a prospective target business for our Business Combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the Business Combination. If the sale of the forward purchase securities fails to close, we may lack sufficient funds to complete our Business Combination.

Prior to the Public Offering, we entered into a forward purchase agreement with TPG pursuant to which it is obligated to purchase an aggregate of at least $50,000,000 of forward purchase securities, consisting of 5,500,000 Class A ordinary shares at a price of approximately $9.09 per Class A ordinary share, plus an aggregate of 1,000,000 forward purchase warrants to purchase one Class A ordinary share at $11.50 per share, in one or more private placements that will close no later than simultaneously with our Business Combination.

The funds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in our Business Combination, for expenses in connection with our Business Combination or for working capital in the post-transaction company. If TPG does not agree to fund more than the amount necessary to complete our Business Combination, the post-transaction company may not have enough cash available for working capital. These purchases are intended to provide us with a minimum funding level for the Business Combination. However, if the sale of the forward purchase securities does not close by reason of the failure of TPG or any forward transferee to fund the purchase price for their forward purchase securities, for example, or for any other reason, we may lack sufficient funds to complete our Business Combination. Additionally, the obligation of TPG and any forward transferee to purchase the forward purchase securities are subject to termination prior to the closing of the sale of such forward purchase shares and forward purchase warrants by mutual written consent of us and TPG, or, automatically if the Business Combination is not completed within 24 months of the Close Date or such later date as may be approved by the Company’s shareholders. The obligation of TPG and any forward transferees to purchase the forward purchase securities is subject to fulfillment of customary closing conditions and other conditions as set forth in the forward purchase agreement, including: (a) the Business Combination shall be completed substantially concurrently with the purchase of the forward purchase securities (if the company has not elected to make TPG consummate such purchase at an earlier date); and (b) the company must have delivered to TPG a certificate evidencing the company’s good standing as a Cayman Islands exempted company, as of a date within ten (10) business days of the closing of the sale of the forward purchase shares. In the event of any such failure to fund by TPG, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination would be unsuccessful is increased. If our Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

We expect that the additional forward purchasers will purchase up to $100,000,000 of additional forward purchase securities prior to or simultaneously with our Business Combination pursuant to additional forward purchase agreements, but have no obligation to make such purchase. Our ability to raise additional capital or consummate our Business Combination may be adversely impacted if the additional forward purchasers decline to exercise this right.

We expect that the additional forward purchasers will purchase up to $100,000,000 of additional forward purchase securities prior to or simultaneously with our Business Combination. The sale of the additional forward purchase securities is subject to the approval of our board of directors and our Sponsor. In addition, if our board of directors determines that additional capital is needed in order to consummate our Business Combination or for other reasons, and the additional forward purchasers do not purchase in full the up to $100,000,000 of additional forward purchase securities, we may not have the capital to satisfy certain conditions to our Business Combination. If the additional forward purchasers elect to purchase the entire additional amount, they would receive an additional 11,000,000 additional forward purchase shares and 2,000,000 additional forward purchase warrants exercisable for an additional 2,000,000 Class A ordinary shares (or such greater amount as mutually agreed upon). Depending on the terms of our Business Combination and the value of our securities at such time, this may significantly reduce and/or dilute the economic interest of our public shareholders in the post-combination entity.

We expect that TPG and the additional forward purchasers will purchase forward purchase securities and additional forward purchase securities, respectively, prior to our Business Combination, which could provide TPG and the additional forward purchasers with substantial influence over or control the outcome of any matter submitted to a vote of our shareholders.

If TPG and the additional forward purchasers purchase any forward purchase securities and additional forward purchase securities, respectively, prior to our Business Combination, they will have the ability to vote their forward purchase shares and additional forward purchase shares on any matter submitted to our shareholders for approval. If TPG and each additional forward purchaser were to vote as recommended by us on a matter submitted to our shareholders for their approval (although it is under no obligation under the forward purchase agreement to do so), this would substantially increase the likelihood that any such matter would receive the requisite shareholder approval. For example, if TPG acquired all 5,000,000 of the forward purchase shares prior to the record date for a shareholder vote on our Business Combination and were to vote in favor of such transaction, in addition to the voting power of such forward purchase shares and the 11,250,000 Class F ordinary shares held by our Sponsor, we would need only 11,875,000, or 26.4%, of the 45,000,000 Class A ordinary shares to be voted in favor of a transaction for it to be approved, assuming (i) the over-allotment option is not exercised, (ii) our Sponsor, officers, directors and director nominees do not acquire any other Class A ordinary shares and (iii) all outstanding shares are voted.

The requirement that we complete our Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Business Combination within 24 months from the Close Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our redeemable warrants and private placement warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our Business Combination within 24 months from the Close Date. We may not be able to find a suitable target business and complete our Business Combination within such time period. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of the recent coronavirus (“COVID-19”) continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law, in which case our public shareholders may only receive $10.00 per share, our redeemable warrants and any private placement warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If we seek shareholder approval of our Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or redeemable warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In addition, TPG and the additional forward purchasers may purchase forward purchase securities and additional forward purchase securities, respectively, prior to our Business Combination. None of the funds in the Trust Account will be used to purchase shares, redeemable warrants, forward purchase securities or additional forward purchase securities in such transactions.

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of the redeemable warrants could be to reduce the number of such redeemable warrants outstanding or to vote such redeemable warrants on any matters submitted to the redeemable warrant holders for approval in connection with our Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or redeemable warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve our Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed. See the sections of Item 1. Business entitled “Business Strategy”, “Redemption Rights for Public Shareholders upon Completion of Our Business Combination” and “Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or redeemable warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (a) the completion of our Business Combination and then only in connection with those Class A ordinary shares issued in the Public Offering that such shareholder properly elected to redeem, subject to the limitation described herein; (b) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination within 24 months from the Close Date or (ii) with respect to any other provisions relating to shareholders’ rights or pre-Business Combination activity; and (c) the redemption of all of our Public Shares if we are unable to complete our Business Combination within 24 months from the Close Date, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of redeemable warrants will not have any right to the proceeds held in the Trust Account with respect to such redeemable warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or redeemable warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and redeemable warrants are listed on the NYSE. Although we currently meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our Business Combination. In order to continue listing our securities on the NYSE prior to our Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 round lot holders). Additionally, in connection with our Business Combination, we will be required to demonstrate round lot compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $4.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;

•a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and redeemable warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the sale of the Private Placement Warrants are intended to be used to complete a Business Combination with a target business that has not been identified, we are deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable at the Close Date, and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on our redemption of our Class A ordinary shares, or less than such amount in certain circumstances, and our redeemable warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares which our public shareholders redeem in connection with our Business Combination, target companies will be aware that this may reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our redeemable warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our Business Combination, in which case our public shareholders may receive $10.00 per share, or less than such amount in certain circumstances, and our redeemable warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 24 months, assuming that our Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the Public Offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report on Form 10-K titled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the Trust Account, will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our redeemable warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our Business Combination.

Of the net proceeds of our Public Offering and the sale of the Private Placement Warrants, only approximately $1,100,000 was available to us initially outside the Trust Account. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination.

We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our redeemable warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $450,000,000, will be held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 180 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our Business Combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $450,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we complete a Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a

“fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•restrictions on the nature of our investments, and

•restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•registration as an investment company;

•adoption of a specific form of corporate structure; and

•reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Prior to such time, such proceeds will not be invested and will be held in an interest bearing Trust Account. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our redeemable warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

If we are unable to consummate our Business Combination within 24 months of the Close Date, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we are unable to consummate our Business Combination within 24 months from the Close Date, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our Business Combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our Business Combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292 and to imprisonment for five years in the Cayman Islands.

We may not hold a general meeting until after the consummation of our Business Combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our Business Combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold a general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Law for us to hold annual or extraordinary general meetings or to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our Business Combination. Accordingly, you may not have any say in the management of our Company prior to the completion of a Business Combination.

We are not registering the Class A ordinary shares issuable upon exercise of the redeemable warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise redeemable warrants, thus precluding such investor from being able to exercise its redeemable warrants except on a cashless basis. If the issuance of the shares upon exercise of redeemable warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the redeemable warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, to use our commercially reasonable efforts to file a registration statement under the Securities Act and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the redeemable warrants, until the expiration of the redeemable warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the redeemable warrants are not registered under the Securities Act, we will be required to permit holders to exercise their redeemable warrants on a cashless basis. However, no redeemable warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their redeemable warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a redeemable warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of redeemable warrants who exercise their redeemable warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any redeemable warrant, nor will we be required to issue securities or other compensation in exchange for the redeemable warrants in the event that we are unable to register or qualify the shares including the redeemable warrants under applicable state securities laws. If the issuance of the shares upon exercise of the redeemable warrants is not so registered or qualified or exempt from registration or qualification, the holder of such redeemable warrant shall not be entitled to exercise such redeemable warrant and such redeemable warrant may have no value and expire worthless. In such event, holders who acquired their redeemable warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the redeemable warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

If you exercise your warrants on a “cashless basis,” you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the Class A ordinary shares issuable upon exercise of any warrant is not effective by the 60th business day after the closing of our Business Combination, redeemable warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A ordinary shares are at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of redeemable warrants who exercise their redeemable warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call our redeemable warrants for redemption when the price per Class A ordinary share equals or exceeds $18.00, we may require any holders wishing to exercise their warrants prior to the date of redemption to do so on a cashless basis. In any of the circumstances described above, each holder would exchange a number of warrants for a number of Class A ordinary shares equal to the number of warrants exchanged multiplied by the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (as defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.3611 Class A ordinary shares per whole warrant (subject to adjustment). The “fair market value” of our Class A ordinary shares as used in this paragraph shall mean the average reported last sale price of our Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Fourth, if we call our redeemable warrants for redemption when the price per Class A ordinary share equals or exceeds $10.00, holders who exercise their warrants will receive that number of shares set forth in the table as described under “Description of Securities-Redeemable Warrants.” As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The redeemable warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our Business Combination, the redeemable warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your redeemable warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the redeemable warrants within twenty business days of the closing of a Business Combination.

The grant of registration rights to our Initial Shareholders and holders of our private placement warrants may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the Public Offering, our Initial Shareholders and their permitted transferees can demand that we register their Founder Shares, after those shares convert to our Class A ordinary shares at the time of our Business Combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon exercise of such warrants. Pursuant to the forward purchase agreements, we have agreed that we will use our commercially reasonable efforts to file within 30 calendar days after the closing of our Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares, the additional forward purchase shares, the forward purchase warrants the additional forward purchase warrants and the Class A ordinary shares underlying the forward purchase warrants and additional forward purchase warrants owned by TPG or the forward transferees and the additional forward purchasers, as applicable, and use our commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable after such closing. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our Initial Shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to complete a business combination with a technology company, we may seek to complete a business combination with an operating company in any industry, sector or location. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value of their shares.

Past performance by TPG, including our management team, may not be indicative of future performance of an investment in the company.

Information regarding performance by, or businesses associated with, TPG and its affiliates is presented for informational purposes only. Any past experience and performance of TPG (including past performance of prior special purpose acquisition companies sponsored by TPG), its affiliates or our management team, is not a guarantee either (i) that we will be able to successfully identify a suitable candidate for our Business Combination; or (ii) of any results with respect to any Business Combination we may complete. You should not rely on the historical record of TPG, its affiliates or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in TPG or its affiliates.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, including the Proposed Business Combination, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our redeemable warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our Business Combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our Business Combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Business Combination.

We may issue additional Class A ordinary or preferred shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class F ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class F ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2020, there were 132,666,667 and 8,750,000 authorized but unissued Class A and Class F ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of redeemable warrants, the forward purchase warrants and the additional forward purchase warrants, shares issuable upon conversion of the Class F ordinary shares or shares issued upon the sale of the forward purchase shares and the additional forward purchase shares. The Class F ordinary shares are automatically convertible into Class A ordinary shares on the first business day following the completion of our Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preferred shares, in order to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares to redeem the redeemable warrants as described in “Description of Securities—Redeemable Warrants” or upon conversion of the Class F ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination. The issuance of additional ordinary shares or preferred shares:

•may significantly dilute the equity interest of investors in the Public Offering;

•may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors ; and

•may adversely affect prevailing market prices for our Units, ordinary shares and/or redeemable warrants.

We may be a passive foreign investment company (a “PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year, or portion thereof, that is included in the holding period of a beneficial owner of our Units, Public Shares or Warrants who or that is for U.S. federal income tax purposes (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia or (iii) an estate or trust the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source (a “U.S. holder”, such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a qualified electing fund (“QEF”) election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our redeemable warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our Business Combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our redeemable warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances on the liquidation of our Trust Account and our redeemable warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Peterson and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. The service of certain of our officers and directors, including Mr. Peterson, depends in part on their continued engagement with us (which, in certain cases, depends on their continued engagement with TPG). These arrangements are “at will” and thus can be terminated by either party at any time, including for reasons that may be unrelated to us. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of TPG are the investment managers and certain of our officers and directors intend to devote time and attention to TPG Pace Beneficial Finance, a blank check company Sponsored by TPG focused on a business combination with a target business with the potential for strong ESG principles. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. For instance, following the Proposed Business Combination, it is anticipated that all members of management of Nerdy will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by TPG, which, among other things, is the investment manager to various private investment funds which make investments in securities or other interests of or relating to companies in industries we may target for our Business Combination. In addition, certain of our officers and directors intend to devote time and attention to TPG Pace Beneficial Finance, a blank check company sponsored by TPG focused on a business combination with a target business with the potential for strong ESG principles. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Management—Directors and Executive Officers.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including TPG Pace Beneficial Finance or another blank check company, including TPG Pace Beneficial Finance and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, including TPG Pace Beneficial Finance or another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of TPG are the investment managers and certain of our officers and directors intend to devote time and attention to TPG Pace Beneficial Finance, a blank check company sponsored by TPG focused on a business combination with a target business with the potential for strong ESG principles.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10. Directors, Executive Officers and Corporate Governance – “Conflicts of Interest.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation of, or participation in, one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, TPG and affiliates of our Sponsor have invested in industries as diverse as health care, energy, industrials, financial services and retail. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10. Directors, Executive Officers and Corporate Governance – “Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Effecting our Business Combination” and “—Selection of a Target Business and Structuring of our Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm, or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since TPG, the additional forward purchasers, our Sponsor, officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Business Combination.

Prior to the Public Offering, we entered into the original forward purchase agreement with TPG, and we entered into additional forward purchase agreements with the additional forward purchasers pursuant to which they agreed to purchase at least $50,000,000 of forward purchase securities, and up to an additional $100,000,000 of additional forward purchase securities, respectively, for an aggregate investment of up to $150,000,000 (or such greater amount as mutually agreed upon). Purchases under the forward purchase agreements will take place in one or more private placements at any time prior to, and no later than simultaneously with, the closing of our Business Combination. The sale of the forward purchase securities and additional forward purchase securities is subject to the approval of our board of directors and our Sponsor. If we do not complete a Business Combination, TPG and the additional forward purchasers will lose the investment opportunity presented by the forward purchase agreements.

On August 12, 2019, our Sponsor purchased 20,000,000 Class F ordinary shares, for an aggregate purchase price of $25,000, and prior to the Public Offering, our Sponsor surrendered 7,062,500 Class F ordinary shares for no consideration. On November 20, 2020, our Sponsor surrendered 1,687,500 shares on the expiration of the underwriters’ overallotment. As such, our Initial Shareholders collectively own 20% of our issued and outstanding shares. The Founder Shares will be worthless if we do not complete a Business Combination. In addition, our Sponsor has purchased an aggregate of 7,333,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share, for a purchase price of approximately $11,000,000 in the aggregate), or $1.50 per warrant, that will also be worthless if we do not complete a business combination. Each Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The Founder Shares are identical to the ordinary shares included in the Units except that (i) holders of the Founder Shares have the right to vote on the appointment of directors prior to our Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 24 months from the Close Date, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our Business Combination within the prescribed time frame, (iv) the Founder Shares are subject to registration rights and (v) the Founder Shares are automatically convertible into our Class A ordinary shares on the first business day following the completion of our Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing a Business Combination and influencing the operation of the business day following the Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•our inability to pay dividends on our ordinary shares;

•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, capital expenditures, acquisitions and other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Public Offering, the sale of the forward purchase securities, the additional forward purchase securities and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Public Offering and the sale of the Private Placement of Warrants will provide us with $434,250,000, plus an additional $50,000,000 to $150,000,000 from the sale of the forward purchase securities and additional forward purchase securities, will be available to complete our Business Combination (after payment of $15,750,000 of deferred underwriting commissions being held in the Trust Account). The amount available to us may be less in the event of redemptions.

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•solely dependent upon the performance of a single business, property or asset, or

•dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the redeemable warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the redeemable warrants are more likely to expire worthless.

The exercise price of the redeemable warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our redeemable warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the redeemable warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our Business Combination but that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in order to effectuate our Business Combination though amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete a Business Combination within 24 months from the Close Date. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Public Offering, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which generally requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of a Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders attending and voting at a general meeting. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the sale of the Private Placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders, as described herein), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares. Our Initial Shareholders and their permitted transferees, if any, who collectively beneficially own, on an as converted basis, 20% of our ordinary shares upon the Close Date, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete a Business Combination within 24 months from the Close Date, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares. These agreements are contained in letter agreements that we have entered into with our Sponsor, directors and each member of our management team. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Public Offering and the sale of the Private Placement Warrants and the forward purchase securities will be sufficient to allow us to complete our Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of this offering and the sale of the private placement warrants and the forward purchase securities prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, plus any pro-rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our redeemable warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Business Combination.

Our Initial Shareholders will control the election of our board of directors until consummation of our Business Combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our Initial Shareholders own 20% of our issued and outstanding ordinary shares . In addition, the Founder Shares, all of which are held by our Initial Shareholders, will entitle the holders to appoint all of our directors prior to our Business Combination. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our Business Combination.

Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our Company, our Initial Shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our Initial Shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors, whose members were elected by our Initial Shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years (except for those directors appointed prior to our first annual general meeting) with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Shareholders, because of their ownership position, will control the outcome, as only holders of our Class F ordinary shares will have the right to vote on the election of directors and to remove directors prior to our Business Combination. Accordingly, our Initial Shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our Business Combination.

We may amend the terms of the redeemable warrants, forward purchase warrants and additional forward purchase warrants in a manner that may be adverse to holders of the redeemable warrants, forward purchase warrants and additional forward purchase warrants with the approval by the holders of at least 50% of the then outstanding redeemable warrants, forward purchase warrants and additional forward purchase warrants. As a result, the exercise price of such warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of such a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the redeemable warrants, the forward purchase warrants and additional forward purchase warrants, may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding redeemable warrants, forward purchase warrants and additional forward purchase warrants, voting together as a single class, to make any change that adversely affects the interests of the registered holders of redeemable warrants, forward purchase warrants and additional forward purchase warrants and, solely with respect to any amendment to the terms of the private placement warrants or working capital warrants or any provision of the warrant agreement with respect to the private placement warrants or working capital warrants, 50% of the then outstanding private placement warrants or working capital warrants, as applicable, voting together as a single class. Accordingly, we may amend the terms of the redeemable warrants, forward purchase warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding redeemable warrants, forward purchase warrants and additional forward purchase warrants, voting together as a single class, approve of such amendment. Our ability to amend the terms of such warrants with the consent of at least 50% of the then outstanding warrants includes, but is not limited to amendments to increase the exercise price, convert such warrants into cash or shares, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of such warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

Although we believe this provision benefits us by providing increased consistency in the application of New York law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired redeemable warrants prior to their exercise at a time that is disadvantageous to you, thereby making such warrants worthless.

We have the ability to redeem outstanding redeemable warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per redeemable warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. If and when the redeemable warrants become redeemable by us, we may not exercise our redemption right if the issuance of the Class A ordinary shares upon exercise of the redeemable warrants is not exempt from registration or qualification under applicable state blue sky laws, or we are unable to effect such registration or qualification. We will use our commercially reasonable efforts to register or qualify such ordinary shares under the blue sky laws of the state of such residence in those states in which the redeemable warrants were offered in the Public Offering. Redemption of the outstanding redeemable warrants could force you (i) to exercise your redeemable warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your redeemable warrants at the then-current market price when you might otherwise wish to hold your redeemable warrants or (iii) to accept the nominal redemption price which, at the time the outstanding redeemable warrants are called for redemption, is likely to be substantially less than the market value of your redeemable warrants.

In addition, we have the ability to redeem the outstanding redeemable warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their redeemable warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Description of Securities—Redeemable Warrants—Redemption of Redeemable Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00—Redemption procedures.” The value received upon exercise of the redeemable warrants (1) may be less than the value the holders would have received if they had exercised their redeemable warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the redeemable warrants, including because the number of shares received is capped at 0.3611 Class A ordinary shares per whole warrant (subject to adjustment) irrespective of the remaining life of the redeemable warrants.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our Business Combination.

We have issued Private Placement Warrants to purchase 9,000,000 of our Class A ordinary shares, each at an exercise price of $11.50 per share. In addition, no later than simultaneously with the consummation of our Business Combination, forward purchase warrants to purchase at least 1,000,000 Class A ordinary shares that will be issued pursuant to the original forward purchase agreement (as part of the forward purchase securities), and additional forward purchase warrants to purchase as many as 2,000,000 Class A ordinary shares that will be issued pursuant to the forward purchase agreements (or such greater amount as mutually agreed upon) if the additional forward purchasers elect to purchase the full amount of additional forward purchase securities, subject to the approval of the board of directors and our Sponsor. On the Close Date, we issued an aggregate of 7,333,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. Our Initial Shareholders currently own an aggregate of 11,250,000 Founder Shares. The Founder Shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Our warrants are also redeemable by us for Class A ordinary shares as described in “Description of Securities—Redeemable Warrants—Redemption of Redeemable Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00.”

To the extent we issue Class A ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Such warrants when exercised will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the redeemable warrants sold as part of the units in this offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Business Combination, (ii) they may be exercised by the holders on a cashless basis and (iii) are subject to registration rights.

The forward purchase warrants and additional forward purchase warrants will be identical to the redeemable warrants sold as part of the units in this offering except that, so long as they are held by TPG or the forward transferees, and the additional forward purchasers, respectively, such forward purchase warrants and additional forward purchase warrants (including the Class A ordinary shares issuable upon exercise thereof) will be entitled to registration rights.

Because each unit contains one-fifth of one redeemable warrant, and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fifth of one redeemable warrant. Pursuant to the warrant agreement, the redeemable warrants may only be exercised for a whole number of shares, and only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one Class A ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the redeemable warrants upon completion of a business combination since the redeemable warrants will be exercisable in the aggregate for one-fifth of the number of shares, as compared to units that each contain a warrant to purchase one whole share, and to provide an incentive to our public shareholders to not redeem their Class A ordinary shares. We believe this makes us a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate a Business Combination.

Unlike most blank check companies, if (i) we issue additional ordinary shares or equity-linked securities, excluding the forward purchase securities, for capital raising purposes in connection with the closing of our Business Combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Business Combination on the date of the completion of our Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to complete a Business Combination with a target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, and the fact that prior to the completion of our Business Combination only holders of our Class F ordinary shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our Founder Shares have the right to vote on the appointment of directors, the NYSE considers us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

Only holders of our Founder Shares have the right to vote on the appointment of directors. As a result, the NYSE considers us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Business Combination, and if we effect such Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•rules and regulations regarding currency redemption;

•complex corporate withholding taxes on individuals;

•laws governing the manner in which future business combinations may be effected;

•exchange listing and/or delisting requirements;

•tariffs and trade barriers;

•regulations related to customs and import/export matters;

•local or regional economic policies and market conditions;

•unexpected changes in regulatory requirements;

•longer payment cycles;

•tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•currency fluctuations and exchange controls;

•rates of inflation;

•challenges in collecting accounts receivable;

•cultural and language differences;

•employment regulations;

•underdeveloped or unpredictable legal or regulatory systems;

•corruption;

•protection of intellectual property;

•social unrest, crime, strikes, riots and civil disturbances;

•regime changes and political upheaval;

•terrorist attacks, natural disasters and wars;

•deterioration of political relations with the United States; and

•government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete our Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Business Combination, any or all of our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Business Combination and if we effect our Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 301 Commerce St., Suite 3300 Fort Worth, Texas 76102. The cost for this space is included in the $50,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We believe, based on fees for similar services in the Fort Worth area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on the NYSE under the symbol “PACE.U” on October 7, 2020. On November 25, 2020, we announced that holders of our Units could elect to separately trade the Public Shares and Warrants included in the Units. On November 27, 2020, our Class A ordinary shares and Warrants began trading on the NYSE under the symbols “PACE” and “PACE WS,” respectively. Each Unit includes one fifth of one Warrant, and each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated October 6, 2020 which was filed with the SEC on October 8, 2020. Only whole Warrants will be issued on separation of Units, and only whole Warrants may be traded and be exercised for Class A ordinary shares. The Warrants will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months after the Close Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit, Class A ordinary share and Warrant as reported on the NYSE for the year ended December 31, 2020.

			Class A ordinary
	Units (PACE.U)		shares (PACE)		Warrants (PACE WS)
	High	Low	High	Low	High	Low
Year ended December 31, 2020:
Quarter ended December 31, 2020(1)	$12.67	$10.00	$12.43	$9.70	$4.60	$1.37

_________________________________________________________________________________________________________________________________________________________________

(1)  Beginning on October 7, 2020 with respect to PACE.U, and November 27, 2020 with respect to PACE and PACE WS.

(b) Holders

At February 8, 2021, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, and one holder of record of our separately traded Warrants.

(c) Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Performance Graph

The graph below compares the cumulative total return for our Units for the year ended December 31, 2018 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ. The graph assumes $100 invested on October 7, 2020 in each of our Units and the three indices presented.

Comparison of Cumulative Total Return
$120
$115
$110
$105
$100
$95
$90
10/07/20
11/07/20
12/07/20
S&P 500
DJIA
NASDAQ
PACE.U

f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On August 12, 2019, the Sponsor purchased 20,000,000 of our Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in us of $25,000, we had no assets.

On October 2, 2020, the Sponsor forfeited 7,062,500 Founder Shares for no consideration. On October 2, 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors (together, with the Sponsor, the Initial Shareholders) at a purchase price of approximately $0.002 per share. On November 20, 2020, the Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2020, our Initial Shareholders held 11,250,000 Founder Shares.

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

Item 6. Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Statement of Operations Data

For the Year Ended
December 31, 2020
Net loss attributable to ordinary shares	$(637,366)
Per share data:
Basic and diluted net loss per ordinary share	$(0.02)
Basic and diluted weighted average ordinary shares outstanding	28,378,245

Balance Sheet Data
December 31, 2020
Total assets	$450,817,922
Total liabilities	$16,283,908
Working capital	$434,534,014
Class A ordinary shares subject to possible redemption	$429,534,010
Shareholders' equity	$5,000,003

At December 31, 2020 total assets included $450,817,922 held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K, of which $15,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months from the Close Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed a number of opportunities to enter into a Business Combination and intend to enter into the Proposed Business Combination described below under “Recent Developments.”

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

At December 31, 2020, we held cash of $534,095 and current liabilities of $533,908. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

The financial statements presented in this Annual Report on Form 10-K have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Recent Developments

On January 28, 2021, the Company, TPG Pace Tech Merger Sub LLC, a Delaware limited liability company (“Nerdy Merger Sub”), TCV VIII (A) VT, Inc., a Delaware corporation (“TCV Blocker”), LCSOF XI VT, Inc., a Delaware corporation (“Learn Blocker” and, together with TCV Blocker, the “Blockers”), TPG Pace Blocker Merger Sub I Inc., a Delaware corporation (“Blocker Merger Sub I”), TPG Pace Blocker Merger Sub II Inc., a Delaware corporation (“Blocker Merger Sub II” and, together with Blocker Merger Sub I, the “Blocker Merger Subs” and, together with Nerdy Merger Sub, the “Merger Subs”), Live Learning Technologies LLC, a Delaware limited liability company (“Nerdy”), and, solely for the purposes described therein, certain entities affiliated with the Blockers (“Blocker Holders”) entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein:

(a) Pursuant to the Business Combination Agreement, on the date (the “Closing Date”) of closing of the Proposed Business Combination (the “Closing”), prior to the Effective Time (as defined in the Business Combination Agreement), (i) the Company will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which the Company will change its name to “Nerdy Inc.”, and (ii) Nerdy will cause each outstanding class of preferred units and the Nerdy profits units to be automatically converted into Nerdy common units (subject to applicable vesting requirements).

(b) Nerdy Merger Sub will merge with and into Nerdy (the “Merger”), with Nerdy surviving the Merger. Pursuant to the Merger, (i) each holder of Nerdy common units (other than the Blockers) will exchange its Nerdy common units for (A) certain cash consideration, (B) either (x) certain limited liability company units in Nerdy (“OpCo Units”), subject to applicable vesting requirements, and an equivalent number of shares of the Company’s class B common stock, par value $0.0001 per share (“Class B Common Stock”), or (y) certain shares of the Company’s class A common stock, par value $0.0001 per share (“Class A Common Stock” and, together with Class B Common Stock, “Common Stock”)), and (C) (x) certain Nerdy warrants to purchase OpCo Units at an exercise price of $11.50 (the “OpCo Warrants”) or (y) certain Company warrants to purchase shares of Class A Common Stock at an exercise price of $11.50 (“Pace Warrants”) and (ii) each holder of unit appreciation rights under the Nerdy 2016 U.S. Unit Appreciation Rights Plan and the 2016 Canadian Unit Appreciation Rights Plan will exchange all such unit appreciation rights for either (1) corresponding stock appreciation rights in the Company or (2) certain cash consideration. The holders of Nerdy common units (other than the Blockers) will also receive the rights set forth in the Tax Receivable Agreement (as defined below).

(c) (i) Immediately following the Merger, Blocker Merger Sub I will merge with and into TCV Blocker, with TCV Blocker surviving such merger, and (ii) immediately thereafter, Blocker Merger Sub II will merge with and into Learn Blocker, with Learn Blocker surviving such merger (such mergers in clauses (i) and (ii), each a “Reverse Blocker Merger” and, together, the “Reverse Blocker Mergers”), and (iv) immediately following the Reverse Blocker Mergers, each surviving Blocker will merge with and into the Company (one after another) (each a “Direct Blocker Merger” and, together, the “Direct Blocker Mergers” and, together with the Reverse Blocker Mergers, the “Blocker Mergers”), with the Company surviving each Direct Blocker Merger. Each holder of equity interests in the Blockers will exchange such equity interests in the Reverse Blocker Mergers for (A) certain cash consideration, (B) certain shares of Class A Common Stock and (C) certain Pace Warrants.

(d) Immediately following the Blocker Mergers and in connection with the Closing, the Company will contribute all of its assets (other than the OpCo Units it then holds) to Nerdy in exchange for a number of additional OpCo Units and a number of OpCo Warrants, such that the Company will hold a number of OpCo Units equal to the total number of shares of Class A Common Stock and a number of OpCo Warrants equal to the total number of Pace Warrants, in each case, issued and outstanding immediately after giving effect to the Proposed Business Combination. The aggregate consideration to be paid to the holders of Nerdy equity (including the owners of the Blockers with respect to their indirect interest in the Nerdy equity) is based on an enterprise value of $1,250,000,000 (subject to certain debt related adjustments) and shall consist of (i) an amount of cash equal to the excess of the amount of available cash over $250,000,000 (but not to exceed $388,200,000), plus (ii) equity consideration valued at $10.00 per share in respect of the remaining portion of Nerdy’s enterprise value after deducting the cash consideration in clause (i), plus (iii) certain OpCo Warrants or Pace Warrants, as applicable, plus (iv) the Nerdy Earnout (as defined below), if payable.

Following the Closing, the combined company will be organized in an “Up-C” structure, and the Company’s only direct assets will consist of OpCo Units and OpCo Warrants. Immediately following the Closing, the Company is expected to own approximately 60% of the OpCo Units and approximately 90% of the OpCo Warrants, and will control Nerdy as the managing member of Nerdy in accordance with the terms of the Second Amended and Restated Limited Liability Company Agreement of Nerdy to be entered into in connection with the Closing (the “OpCo LLC Agreement”). The amount of cash to be contributed by the Company to Nerdy at the Closing of the Proposed Business Combination is estimated to be approximately $265 million.

In addition to the consideration described above, the existing holders of Nerdy equity will be issued an aggregate of 4 million additional issued (i) shares Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, in earn-out consideration that will be subject to forfeiture if the achievement of certain stock price thresholds are not met within five years of the Closing Date (the “Nerdy Earnout”).

Under the Business Combination Agreement, the obligations of the parties to consummate the transactions contemplated thereby are subject to a number of closing conditions, including the Company obtaining the requisite approval of its shareholders and the holders of Nerdy membership interests, which the Company expects to seek at an extraordinary general meeting of the Company in the second quarter of 2021. The Business Combination Agreement may be terminated at any time prior to the closing of the Proposed Business Combination by mutual written consent of the Company and Nerdy and, among other things, if the Proposed Business Combination has not occurred prior to the date that is 180 days after the date of the Business Combination Agreement. As such, the closing of the Proposed Business Combination cannot be assured.

Concurrently with the execution of the Business Combination Agreement, the Company entered into the following agreements:

•

Transaction Support Agreements, pursuant to which the Nerdy equity holders agreed to, among other things, vote in favor of the Business Combination Agreement and the Proposed Business Combination and to be bound by certain other covenants and agreements related to the Proposed Business Combination;

•	A Stockholders Agreement, pursuant to which certain unit holders in Nerdy and our Sponsor were provided with certain governance and board nomination rights;

•

Subscription Agreements with certain qualified institutional buyers and accredited investors (collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate of 15,000,000 newly issued shares of Class A Common Stock in connection with the closing of the Proposed Business Combination for aggregate gross proceeds of $150,000,000 (the “Pipe Financing”); and

A Waiver Agreement with each holder of Founder Shares, including our Sponsor, pursuant to which such holders agreed to waive their right to receive certain shares of Class A Common Stock in connection with a conversion adjustment applicable to the Pipe Financing and other issuances of securities in excess of 15,000,000 shares under the forward purchase agreements. Such holders also agreed (i) to forfeit (a) 2,000,000 shares, (b) certain shares of Class A Common Stock in connection with the consummation of issuances pursuant to the forward purchase agreements of any shares in excess of an aggregate 15,000,000 shares and (c) 2,444,444 warrants, and (ii) to subject 4,000,000 shares of Class A Common Stock following the closing to potential forfeiture if certain stock price thresholds are not achieved within a period of five years from the Closing Date, consistent with the forfeiture thresholds for the Nerdy Earnout.

Other than as specifically discussed herein, this Annual Report on Form 10-K does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

Results of Operations

For the year ended December 31, 2020 and the period from Inception to December 31, 2019, we incurred net losses of $637,366 and $8,494. Our income consists solely of interest earned on investments held in the Trust Account. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On August 12, 2019, our Sponsor purchased an aggregate of 20,000,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. On October 2, 2020, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On October 2, 2020, our Sponsor forfeited 7,062,500 Founder Shares for no consideration On November 20, 2020, our Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2020, our Sponsor and four independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

On October 9, 2020, we consummated the Public Offering of 45,000,000 Units (which included the purchase of 5,000,000 Units subject to the underwriters’ 6,000,000 Unit over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $450,000,000 before underwriting discounts and expenses. Each Unit consists of one Public Share and one-fifth of one Warrant. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. Prior to the Close Date, we completed the private sale of an aggregate of 7,333,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share for $11.50 per share, to our Sponsor, at a price of $1.50 per Private Placement Warrant.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $450,000,000 and $11,000,000, respectively, for an aggregate of $461,000,000. $450,000,000 of the gross proceeds were deposited in the Trust Account. At the Close Date, the remaining $11,000,000 was held outside of the Trust Account, of which $9,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

On October 14, 2020, we invested the funds held in the Trust Account in a money market account invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Permitted Investments”).

During the year ended December 31, 2020, we earned interest income of $5,937 on investments held in the Trust Account.

At December 31, 2020, we had cash held outside of the Trust Account of $534,095, which is available to fund our working capital requirements.

At December 31, 2020, we had current liabilities of $533,908, primarily due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after December 31, 2020, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We have 24 months from the Close Date to complete our Business Combination. If we do not complete a Business Combination within this period, we shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete the Business Combination within 24 months from the Close Date. However, if the Initial Shareholders acquire Public Shares after the Close Date, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete the Business Combination within the allotted 24-month time period.

We intend to use substantially all of the funds held in the Trust Account, including earned interest (which interest shall be net of taxes payable) to consummate a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate a Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of December 31, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay monthly recurring expenses of $50,000 for office space, administrative and support services to an affiliate of our Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

We are committed to pay the deferred discount of 3.50% of the gross proceeds of the Public Offering, or $15,750,000 (the “Deferred Discount”), to the underwriters upon the completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed within 24 months after the Close Date.

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

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $1,094,456, primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $24,750,000, were charged to additional paid-in capital at the Close Date.

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (including interest, net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2020, 42,953,401 of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At December 31, 2020, we had outstanding warrants and forward purchase contracts to purchase up to 36,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. At December 31, 2020 and 2019, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the years ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification, evaluation and undertaking of a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2020, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2020, Public Offering proceeds and interest earned of $450,005,937 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months from the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
TPG Pace Tech Opportunities Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TPG Pace Tech Opportunities Corp. (the Company) as of December 31, 2020 and 2019, the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2020 and for the period from July 11, 2019 (inception) to December 31, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from July 11, 2019 (inception) to December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Fort Worth, Texas
February 16, 2021

TPG Pace Tech Opportunities Corp.

Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$534,095	$25,093
Prepaid expenses	277,890	—
Total current assets	811,985	25,093
Investments held in Trust Account	450,005,937	—
Total assets	$450,817,922	$25,093
Liabilities and shareholders' equity
Current liabilities:
Accrued professional fees and other expenses	$533,908	$8,587
Total current liabilities	533,908	8,587
Deferred underwriting compensation	15,750,000	—
Total liabilities	16,283,908	8,587
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 42,953,401 and 0 shares at December 31, 2020 and 2019, respectively, at a redemption value of $10.00 per share	429,534,010	—
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,046,599 shares issued and outstanding (excluding 42,953,401 shares subject to possible redemption) at December 31, 2020, 0 shares issued and outstanding at December 31, 2019	205	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 and 20,000,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,125	2,000
Additional paid-in capital	5,644,534	23,000
Accumulated deficit	(645,860)	(8,494)
Total shareholders' equity	5,000,004	16,506
Total liabilities and shareholders' equity	$450,817,922	$25,093

The accompanying notes are an integral part of these financial statements.

TPG Pace Tech Opportunities Corp.

Statements of Operations

		For the Period
	For the Year	from July 11, 2019
	Ended	(Inception) to
	December 31, 2020	December 31, 2019
Revenue	$—	$—
Professional fees and other expenses	643,303	8,587
Loss from operations	(643,303)	(8,587)
Interest income	5,937	93
Net loss attributable to ordinary shares	$(637,366)	$(8,494)
Net loss per ordinary share:
Basic and diluted	$(0.02)	$(0.00)
Weighted average ordinary shares outstanding:
Basic and diluted	28,378,245	16,321,839

The accompanying notes are an integral part of these financial statements.

TPG Pace Tech Opportunities Corp.

Statements of Shareholders’ Equity

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at July 11, 2019 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on August 12, 2019 at $0.001 per share	—	—	—	—	20,000,000	2,000	23,000	—	25,000
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(8,494)	(8,494)
Balance at December 31, 2019	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Class F ordinary shares forfeited by Sponsor on October 2, 2020	—	—	—	—	(7,062,500)	(706)	—	—	(706)
Sale of 7,333,333 Private Placement Warrants to Sponsor on October 2, 2020 at $1.50 per Private Placement Warrant	—	—	—	—	—	—	11,000,000	—	11,000,000
Proceeds from initial public offering of Units on October 9, 2020 at $10.00 per Unit	—	—	45,000,000	4,500	—	—	450,000,000	—	450,004,500
Underwriters discounts	—	—	—	—	—	—	(9,000,000)	—	(9,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,094,456)	—	(1,094,456)
Deferred underwriting compensation	—	—	—	—	—	—	(15,750,000)	—	(15,750,000)
Class F ordinary shares forfeited by Sponsor on November 20, 2020	—	—	—	—	(1,687,500)	(169)	—	—	(169)
Class A ordinary shares subject to possible redemption; 42,953,401 shares at a redemption value of $10.00 per share	—	—	—	(4,295)	—	—	(429,534,010)	—	(429,538,305)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	(637,366)	(637,366)
Balance at December 31, 2020	—	$—	45,000,000	$205	11,250,000	$1,125	$5,644,534	$(645,860)	$5,000,004

The accompanying notes are an integral part of these financial statements.

TPG Pace Tech Opportunities Corp.

Statements of Cash Flows

		For the Period
	For the Year	from July 11, 2019
	Ended	(Inception) to
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(637,366)	$(8,494)
Changes in operating assets and liabilities:
Prepaid expenses	(277,890)	—
Accrued professional fees and other expenses	440,322	8,587
Interest on investments held in Trust Account	(5,937)	—
Net cash provided by (used in) operating activities	(480,871)	93
Cash flows from investing activities:
Proceeds deposited into Trust Account	(450,000,000)	—
Net cash used in investing activities	(450,000,000)	—
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	450,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	11,000,000	—
Proceeds of notes payable from Sponsor	300,000	—
Payment of underwriters discounts	(9,000,000)	—
Payment of accrued offering costs	(1,010,127)	—
Repayment of notes payable from Sponsor	(300,000)	—
Net cash provided by financing activities	450,989,873	25,000
Net change in cash	509,002	25,093
Cash at beginning of period	25,093	—
Cash at end of period	$534,095	$25,093
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$15,750,000	$—
Accrued offering costs	84,329	—

The accompanying notes are an integral part of these financial statements.

TPG Pace Tech Opportunities Corp.

Notes to Financial Statements

1. Organization and Business Operations

Organization and General

TPG Pace III Holdings Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 11, 2019. On July 27, 2020, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association to change the name of the Company to TPG Pace Tech Opportunities Corp. On October 6, 2020, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association in connection with its Proposed Offering (as defined below). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is TPG Pace Tech Opportunities Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”), which is an affiliate of TPG Global, LLC.

On January 28, 2021, the Company entered into the Business Combination Agreement (as defined below in Note 8) with a Business Combination target. Please see Note 8 – Subsequent Events.

All activity for the period from Inception to December 31, 2020 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

Financing

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective by the United States Securities and Exchange Commission on October 6, 2020. The Public Offering closed on October 9, 2020 (the “Close Date”). The Sponsor purchased an aggregate of 7,333,333 warrants at a purchase price of $1.50 per warrant, or $11,000,000 in the aggregate, in a private placement on October 6, 2020 (the “Private Placement”). The warrants are included in additional paid-in capital at the balance sheet. At December 31, 2020, the Sponsor and each of the Company’s four independent directors (collectively, the “Initial Shareholders) held 11,250,000 Class F ordinary shares (“Founder Shares”) for which the Initial Shareholders had paid $25,000.

The Company intends to finance a Business Combination with proceeds from its $450,000,000 Public Offering (see Note 3) and $11,000,000 Private Placement (see Note 4). At the Close Date, proceeds of $450,000,000, net of underwriting discounts of $9,000,000 and funds designated for operational use of $2,000,000, were deposited into an interest bearing U.S. based Trust Account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

The Trust Account

On October 14, 2020, funds held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively, “Permitted Investments”).

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to pay taxes. The proceeds from the Public Offering will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the Close Date and (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 24 months from the Close Date, subject to applicable law.

Of the remaining proceeds of $2,000,000 held outside the Trust Account, $300,000 was used to repay the loan from the Sponsor, with the remainder available to pay offering costs, business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such ordinary shares will be recorded at their redemption amount and classified as temporary equity upon the completion of the Proposed Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2020 and 2019, and the results of operations and cash flows for the periods presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at December 31, 2020.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet owing to their short-term nature.

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

The Company’s Permitted Investments are classified as Level I.

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2020, 42,953,401 of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs of $1,094,456 in connection with the Public Offering. These costs, together with the underwriter discount and Deferred Discount (as defined below), totaling $24,750,000, were charged to additional paid-in capital upon completion of the Public Offering.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At December 31, 2020, the Company had outstanding warrants and forward purchase contracts to purchase up to 36,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. At December 31, 2020 and 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the years ended December 31, 2020 and 2019, respectively.

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

3. Public Offering

In its Public Offering, the Company sold 45,000,000 units at a price of $10.00 per unit. Each unit consists of one Class A ordinary share of the Company at $0.0001 par value and one-fifth of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. The Warrants will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the Close Date, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination within 24 months after the Close Date, the Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of Warrants issued in connection with the 45,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the Warrants.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at December 31, 2020 as management has deemed the consummation of a Business Combination to be probable.

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

On October 2, 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On October 2, 2020, the Sponsor forfeited 7,062,500 Founder Shares for no consideration. On November 20, 2020, the Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2020 and December 31, 2019, the Initial Shareholders held 11,250,000 and 20,000,000 Founder Shares, respectively.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering except that:

•	only holders of the Founder Shares have the right to vote on the election of directors prior to the Business Combination
•	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;
•

the Initial Shareholders and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the Close Date. If the Company submits the Business Combination to the public shareholders for a vote, the Initial Shareholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination; and

•

the Founder Shares are automatically convertible into Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

Additionally, the Initial Shareholders agreed not to transfer, assign or sell any of their respective Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination and (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock Up Period”).

Private Placement Warrants

On the Close Date, the Sponsor purchased from the Company an aggregate of 7,333,333 private placement warrants at a price of $1.50 per warrant, or approximately $11,000,000, in a private placement that occurred in conjunction with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was placed in the Trust Account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete the Business Combination within 24 months from the Close Date, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Forward Purchase Agreements

Prior to the Close Date, an affiliate of the Company (the “TPG Forward Purchaser”) entered into a forward purchase agreement (the “Original Forward Purchase Agreement”). The TPG Forward Purchaser agreed to purchase an aggregate of 5,000,000 Class A ordinary shares at a price of $10.00 per Class A ordinary share (the “Forward Purchase Shares”), plus an aggregate of 1,000,000 warrants to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants” and, together with the Forward Purchase Shares, the “Forward Purchase Securities”), for an aggregate purchase price of $50,000,000. The purchase of the 5,000,000 Forward Purchase Shares and 1,000,000 Forward Purchase Warrants will take place in one or more private placements, with the full amount to have been purchased no later than simultaneously with the closing of the Company’s Business Combination. The TPG Forward Purchaser’s obligation to purchase the Forward Purchase Securities may be transferred, in whole or in part, to the forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of the TPG Forward Purchaser. As an inducement to a transferee that is not an affiliate of the TPG Forward Purchaser to assume the TPG Forward Purchaser’s obligation to purchase the Forward Purchase Securities, the Company may agree to issue on a case-by-case basis to such transferee at the time of the forward purchase, in addition to the Forward Purchase Securities, an additional number of Class A ordinary shares equal to 10% of the Forward Purchase Shares purchased by such transferee, or up to an aggregate of 500,000 additional Class A ordinary shares, for no additional cash consideration, potentially lowering the effective purchase price of the forward purchase shares to approximately $9.09 per Class A ordinary share. In addition, the Sponsor shall forfeit a number of Founder Shares equal to such additional amount of Class A ordinary shares issued to such transferee, or up to an aggregate of 500,000 Founder Shares, at the time of the forward purchase.

The Company also entered into forward purchase agreements (the “Additional Forward Purchase Agreements”) with other third parties (the “Additional Forward Purchasers”) which provide that the Additional Forward Purchasers will purchase up to an aggregate of 11,000,000 Class A ordinary shares at a price of approximately $9.09 per Class A ordinary share (the “Additional Forward Purchase Shares”), plus up to an aggregate of 2,000,000 warrants to purchase one Class A ordinary share at $11.50 per share (the “Additional Forward Purchase Warrants” and, together with the Additional Forward Purchase Shares, the “Additional Forward Purchase Securities”), for an aggregate purchase price of approximately $100,000,000. Any purchases of the up to 11,000,000 Additional Forward Purchase Shares and up to 1,000,000 Additional Forward Purchase Warrants will also take place in one or more private placements, but no later than simultaneously with the closing of the Business Combination. The sale of the Additional Forward Purchase Securities will be subject to the approval of the board of directors and the Sponsor. The proceeds of all purchases made pursuant to the Forward Purchase Agreements will be deposited into the Company’s operating account. In connection with the Additional Forward Purchase Agreements, the Sponsor shall forfeit 1,000,000 Founder Shares at the time of the forward purchase.

The terms of the Forward Purchase Securities and Additional Forward Purchase Securities, respectively, are generally identical to the terms of the Class A ordinary shares and the Redeemable Warrants included in the Units sold in the Public Offering, except that the Forward Purchase Shares and Additional Forward Purchase Shares will have no redemption rights and will have no right to liquidating distributions from our trust account. In addition, as long as the Additional Forward Purchase Securities and the Additional Forward Purchase Securities are held by the TPG Forward Purchaser and Additional Forward Purchasers, they will have certain registration rights. In connection with the sale of the Forward Purchase Shares and the Additional Forward Purchase Shares, except to the extent of any forfeitures of Founder Shares by the Sponsor in connection with the forward purchases, the Company expects that the Sponsor will receive an aggregate number of additional Class A ordinary shares so that the Initial Shareholders, in the aggregate, on an as-converted basis, will hold 20% of the Company’s Class A ordinary shares at the time of the closing of the Business Combination.

Registration Rights

Holders of the Founder Shares and Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Related Party Note Payable

On September 15, 2020, the Company’s Sponsor loaned the Company $300,000 under an unsecured non-interest bearing promissory note. The funds were used to pay up front expenses associated with the Proposed Offering. The note was repaid on October 9, 2020.

Administrative Services Agreement

On October 9, 2020, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor upon completion of the Proposed Offering, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company.

In addition to the transactions described above, the Company and the Sponsor, among others, entered into certain agreements in connection with the signing of the Business Combination Agreement (as defined below in Note 8), pursuant to which, among other things, the Sponsor and the Company’s directors and officers have certain interests. For more information, please see Note 8 – Subsequent Events.

5. Investments Held in Trust Account

Gross proceeds of $450,000,000 and $11,000,000 from the Public Offering and the sale of the Private Placement Warrants, respectively, less underwriting discounts of $9,000,000; and funds of $2,000,000 designated to pay the Company’s accrued formation and offering costs, ongoing administrative and acquisition search costs, plus repay notes payable of $300,000 to the Sponsor at the Close Date were placed in the Trust Account at the Close Date.

On October 14, 2020, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the year ended December 31, 2020, the Permitted Investments generated interest income of $5,937 all of which was reinvested in Permitted Investments.

At December 31, 2020, the balance of funds held in the Trust Account was $450,005,937.

6. Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed within 24 months after the Close Date.

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At December 31, 2020 and December 31, 2019, there were 45,000,000 and 0 Class A ordinary shares issued and outstanding, respectively. Of the 45,000,000 Class A ordinary shares outstanding at December 31, 2020, 42,953,401 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At December 31, 2020 and December 31, 2019, there were 11,250,000 and 20,000,000 Class F ordinary shares (Founder Shares) issued and outstanding, respectively.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

On January 28, 2021, the Company, TPG Pace Tech Merger Sub LLC, a Delaware limited liability company (“Nerdy Merger Sub”), TCV VIII (A) VT, Inc., a Delaware corporation (“TCV Blocker”), LCSOF XI VT, Inc., a Delaware corporation (“Learn Blocker” and, together with TCV Blocker, the “Blockers”), TPG Pace Blocker Merger Sub I Inc., a Delaware corporation (“Blocker Merger Sub I”), TPG Pace Blocker Merger Sub II Inc., a Delaware corporation (“Blocker Merger Sub II” and, together with Blocker Merger Sub I, the “Blocker Merger Subs” and, together with Nerdy Merger Sub, the “Merger Subs”), Live Learning Technologies LLC, a Delaware limited liability company (“Nerdy”), and, solely for the purposes described therein, certain entities affiliated with the Blockers (“Blocker Holders”) entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein:

(a) Pursuant to the Business Combination Agreement, on the date (the “Closing Date”) of closing of the Proposed Business Combination (the “Closing”), prior to the Effective Time (as defined in the Business Combination Agreement), (i) the Company will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which the Company will change its name to “Nerdy Inc.”, and (ii) Nerdy will cause each outstanding class of preferred units and the Nerdy profits units to be automatically converted into Nerdy common units (subject to applicable vesting requirements).

(b) Nerdy Merger Sub will merge with and into Nerdy (the “Merger”), with Nerdy surviving the Merger. Pursuant to the Merger, (i) each holder of Nerdy common units (other than the Blockers) will exchange its Nerdy common units for (A) certain cash consideration, (B) either (x) certain limited liability company units in Nerdy (“OpCo Units”), subject to applicable vesting requirements, and an equivalent number of shares of the Company’s class B common stock, par value $0.0001 per share (“Class B Common Stock”), or (y) certain shares of the Company’s class A common stock, par value $0.0001 per share (“Class A Common Stock” and, together with Class B Common Stock, “Common Stock”)), and (C) (x) certain Nerdy warrants to purchase OpCo Units at an exercise price of $11.50 (the “OpCo Warrants”) or (y) certain Company warrants to purchase shares of Class A Common Stock at an exercise price of $11.50 (“Pace Warrants”) and (ii) each holder of unit appreciation rights under the Nerdy 2016 U.S. Unit Appreciation Rights Plan and the 2016 Canadian Unit Appreciation Rights Plan will exchange all such unit appreciation rights for either (1) corresponding stock appreciation rights in the Company or (2) certain cash consideration. The holders of Nerdy common units (other than the Blockers) will also receive the rights set forth in the Tax Receivable Agreement (as defined below).

(c) (i) Immediately following the Merger, Blocker Merger Sub I will merge with and into TCV Blocker, with TCV Blocker surviving such merger, and (ii) immediately thereafter, Blocker Merger Sub II will merge with and into Learn Blocker, with Learn Blocker surviving such merger (such mergers in clauses (i) and (ii), each a “Reverse Blocker Merger” and, together, the “Reverse Blocker Mergers”), and (iv) immediately following the Reverse Blocker Mergers, each surviving Blocker will merge with and into the Company (one after another) (each a “Direct Blocker Merger” and, together, the “Direct Blocker Mergers” and, together with the Reverse Blocker Mergers, the “Blocker Mergers”), with the Company surviving each Direct Blocker Merger. Each holder of equity interests in the Blockers will exchange such equity interests in the Reverse Blocker Mergers for (A) certain cash consideration, (B) certain shares of Class A Common Stock and (C) certain Pace Warrants.

(d) Immediately following the Blocker Mergers and in connection with the Closing, the Company will contribute all of its assets (other than the OpCo Units it then holds) to Nerdy in exchange for a number of additional OpCo Units and a number of OpCo Warrants, such that the Company will hold a number of OpCo Units equal to the total number of shares of Class A Common Stock and a number of OpCo Warrants equal to the total number of Pace Warrants, in each case, issued and outstanding immediately after giving effect to the Proposed Business Combination. The aggregate consideration to be paid to the holders of Nerdy equity (including the owners of the Blockers with respect to their indirect interest in the Nerdy equity) is based on an enterprise value of $1,250,000,000 (subject to certain debt related adjustments) and shall consist of (i) an amount of cash equal to the excess of the amount of available cash over $250,000,000 (but not to exceed $388,200,000), plus (ii) equity consideration valued at $10.00 per share in respect of the remaining portion of Nerdy’s enterprise value after deducting the cash consideration in clause (i), plus (iii) certain OpCo Warrants or Pace Warrants, as applicable, plus (iv) the Nerdy Earnout (as defined below), if payable.

Following the Closing, the combined company will be organized in an “Up-C” structure, and the Company’s only direct assets will consist of OpCo Units and OpCo Warrants. Immediately following the Closing, the Company is expected to own approximately 60% of the OpCo Units and approximately 90% of the OpCo Warrants, and will control Nerdy as the managing member of Nerdy in accordance with the terms of the Second Amended and Restated Limited Liability Company Agreement of Nerdy to be entered into in connection with the Closing (the “OpCo LLC Agreement”). The amount of cash to be contributed by the Company to Nerdy at the Closing of the Proposed Business Combination is estimated to be approximately $265 million.

In addition to the consideration described above, the existing holders of Nerdy equity will be issued an aggregate of 4 million additional issued (i) shares Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, in earn-out consideration that will be subject to forfeiture if the achievement of certain stock price thresholds are not met within five years of the Closing Date (the “Nerdy Earnout”).

Under the Business Combination Agreement, the obligations of the parties to consummate the transactions contemplated thereby are subject to a number of closing conditions, including the Company obtaining the requisite approval of its shareholders and the holders of Nerdy membership interests, which the Company expects to seek at an extraordinary general meeting of the Company in the second quarter of 2021. The Business Combination Agreement may be terminated at any time prior to the closing of the Proposed Business Combination by mutual written consent of the Company and Nerdy and, among other things, if the Proposed Business Combination has not occurred prior to the date that is 180 days after the date of the Business Combination Agreement. As such, the closing of the Proposed Business Combination cannot be assured.

Concurrently with the execution of the Business Combination Agreement, the Company entered into the following agreements:

•

Transaction Support Agreements, pursuant to which the Nerdy equity holders agreed to, among other things, vote in favor of the Business Combination Agreement and the Proposed Business Combination and to be bound by certain other covenants and agreements related to the Proposed Business Combination;

•	A Stockholders Agreement, pursuant to which certain unit holders in Nerdy and our Sponsor were provided with certain governance and board nomination rights;

•

Subscription Agreements with certain qualified institutional buyers and accredited investors (collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate of 15,000,000 newly issued shares of Class A Common Stock in connection with the closing of the Proposed Business Combination for aggregate gross proceeds of $150,000,000 (the “Pipe Financing”); and

A Waiver Agreement with each holder of Founder Shares, including the Sponsor, pursuant to which such holders agreed to waive their right to receive certain shares of Class A Common Stock in connection with a conversion adjustment applicable to the Pipe Financing and other issuances of securities in excess of 15,000,000 shares under the forward purchase agreements. Such holders also agreed (i) to forfeit (a) 2,000,000 shares, (b) certain shares of Class A Common Stock in connection with the consummation of issuances pursuant to the forward purchase agreements of any shares in excess of an aggregate 15,000,000 shares and (c) 2,444,444 warrants, and (ii) to subject 4,000,000 shares of Class A Common Stock following the closing to potential forfeiture if certain stock price thresholds are not achieved within a period of five years from the Closing Date, consistent with the forfeiture thresholds for the Nerdy Earnout.

Other than as specifically discussed herein, this annual report on Form 10-K does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

On February 3, 2021, the Sponsor signed a commitment letter in which it committed to lending funds, if needed, to the Company to timely satisfy any of the Company’s financial obligations or debt service requirements through April 1, 2022, and further to defer any required repayment of existing loans, or any loans made during the year ended December 31, 2021 or the quarter ended March 31, 2022, until after April 1, 2022.

Other than the foregoing, management has performed an evaluation of subsequent events through the date the financial statements were issued, noting no items which require adjustment or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, respectively.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Karl Peterson	50	Non-Executive Chairman and Director
David Bonderman	77	Director
Julie Hong Clayton	39	Director
Chad Leat	64	Director
Kathleen Philips	53	Director
Wendi Sturgis	54	Director
Kneeland Youngblood	64	Director
Greg Mrva	50	President
Martin Davidson	44	Chief Financial Officer
Eduardo Tamraz	36	Executive Vice President of Corporate Development, Secretary

Karl Peterson has been our Non-Executive Chairman and Director since July 2020. Mr. Peterson is a Senior Partner of TPG and Managing Partner of TPG Pace Group, the firm’s effort to sponsor special purpose acquisition companies and other permanent capital solutions for companies. Mr. Peterson currently serves as the Non-Executive Chairman and Director of TPG Pace Beneficial Finance Corp. since July 2020. Mr. Peterson has served as a director, President and Chief Executive Officer of Pace-II from its inception in February 2017 through its business combination with Accel in November 2019, and is currently the Chairman and a member of the board of directors of Accel. Mr. Peterson has also served as a director, President and Chief Executive Officer of Pace-I from its inception in June 2015 through its business combination with Playa in March 2017, and is currently a member of the board of directors of Playa.

From 2010 through 2016, Mr. Peterson was Managing Partner of TPG Europe LLP. Since rejoining TPG in 2004, Mr. Peterson has led investments for TPG in technology, media, financial services and travel sectors. Prior to 2004, he was a co-founder and the president and chief executive officer of Hotwire.com and served as the company’s President and Chief Executive Officer. He led the business from its inception through its sale to InterActiveCorp in 2003. Before Hotwire, Mr. Peterson was a principal at TPG in San Francisco, and from 1992 to 1995, he was a financial analyst at Goldman Sachs & Co. LLC. Mr. Peterson is currently a member of the board of directors of Sabre Corporation.

Mr. Peterson is a graduate of the University of Notre Dame, where he earned a Bachelor’s of Business Administration Degree with High Honors. We believe that Mr. Peterson’s prior experience with high growth companies, especially in technology, media, financial services and travel sectors, makes him well qualified to serve as our Non-Executive Chairman and Director.

David Bonderman has served as a member of our board of directors since August 2020. He is a Founding Partner of TPG, a global alternative asset firm, established in 1992. Mr. Bonderman currently serves or has served on the board of directors of the following public companies among others: Allogene Therapeutics, Inc. from May 2018 to present, RyanAir Holdings, plc, of which he was Chairman from August 1996 until May 2020, China International Capital Corporation Limited from November 2010 to February 2020, Pace-II from April 2017 to November 2019, Pace Energy from April 2017 to July 2018, Energy Future Holdings Corp. from October 2007 to March 2018, Cushman & Wakefield from August 2015 to February 2018, Kite Pharma, Inc. from February 2011 to October 2017, Caesars Entertainment Corporation from January 2008 to October 2017, Pace-I, of which he was Chairman from September 2015 to March 2017 and CoStar Group, Inc. from May 1995 to June 2015. Mr. Bonderman also serves or has served on a number of boards of private companies including Univision Communications, Inc., XOJET, Inc., and Evolution Media Growth Partners. Prior to forming TPG, Mr. Bonderman was Chief Operating Officer of the Robert M. Bass Group, Inc. (“RMBG”), now doing business as Keystone Group, L.P., in Fort Worth, Texas. Mr. Bonderman also serves on the board of directors of TPG Pace Beneficial Finance Corp. Prior to joining RMBG in 1983, Mr. Bonderman was a partner in the law firm of Arnold & Porter in Washington D.C., where he specialized in corporate, securities, bankruptcy and antitrust litigation. From 1969 to 1970, Mr. Bonderman was a Fellow in Foreign and Comparative Law in conjunction with Harvard University, and from 1968 to 1969, he was a Special Assistant to the U.S. Attorney General in the Civil Rights division. From 1967 to 1968, Mr. Bonderman was an Assistant Professor at Tulane University School of Law in New Orleans, Louisiana. Mr. Bonderman holds a bachelor’s degree from the University of Washington and a J.D. from Harvard Law School. Mr. Bonderman graduated magna cum laude from Harvard Law School, where he was a member of the Harvard Law Review and a Sheldon Fellow. We believe that Mr. Bonderman’s significant directorship experience makes him well-qualified to serve as a member of our board of directors.

Julie Hong Clayton has served as a member of our board of directors since October 6, 2020. Ms. Clayton is Partner of TPG and has led TPG Capital’s equity capital markets across its private equity platforms since 2013. Since its inception in June 2015, Ms. Clayton has served as a capital markets advisor for TPG Pace Group, TPG’s dedicated initiative to provide permanent capital solutions for companies. Ms. Clayton has served on the board of directors of Univision Communications Inc. since December 2015. Prior to joining TPG in 2013, Ms. Clayton was a Director in the Equity Capital Markets group at Bank of America Merrill Lynch. Ms. Clayton holds an A.B. in Economics from Harvard College. We believe that Ms. Clayton’s prior experience with high-growth companies and significant directorship experience make her well-qualified to serve as a member of our board of directors.

Chad Leat has served as a member of our board of directors since October 6, 2020. Mr. Leat is a retired Vice Chairman of Global Banking at Citigroup Inc., and has nearly thirty years of markets and banking experience on Wall Street. He is a leader and innovator in corporate credit and M&A finance. Mr. Leat joined Salomon Brothers in 1997 as a partner in High Yield Capital Markets and then joined Citigroup in 1998 from where he retired in 2013 as Vice Chairman of Global Investment Banking. Over the years, he served on the firm’s Investment Banking Management Committee, the Fixed Income Management Committee and the Capital Markets Origination Committee. From 1998 until 2005, he served as the Global Head of Loans and Leveraged Finance. He grew this business from a small second-tier position to one of the largest loan and high-yield businesses on Wall Street. During the financial crisis, Mr. Leat helped Citigroup work through many challenging risk, regulatory and client issues.

Mr. Leat began his career on Wall Street at The Chase Manhattan Corporation in their Capital Markets Group in 1985 where he ultimately became the head of their highly successful Syndications, Structured Sales and Loan Trading businesses. This group was on the cutting edge of the fast-developing loan market and Mr. Leat was one of a handful of market professionals associated with the development and creation of this now vibrant capital market. Previously, Mr. Leat has served as a member of the board of directors of Pace-II from June 2017 until its business combination with Accel in November 2019. Mr. Leat has also served as a member of the board of directors of Pace Energy from March 2017 until its business combination with Magnolia in July 2018, and as a member of the board of directors of Pace-I from September 2015 until its business combination with Playa in March 2017. Mr. Leat also serves as a member of the board of directors of TPG Pace Beneficial Finance Corp.

Mr. Leat serves on the board of directors of Norwegian Cruise Line Holdings Ltd. Mr. Leat is the Chairman of the board of directors of MidCap Financial, PLC, a middle-market direct commercial lending business, and of J. Crew Group, Inc. He has previously served as Chairman of the board of directors of HealthEngine LLC, a healthcare technology company, a member of the board of directors of Global Indemnity, PLC, a Cayman-based provider of property and casualty insurance and BAWAG P.S.K., one of the largest banks in Austria.

Mr. Leat is dedicated to many civic and philanthropic organizations. Mr. Leat is a member of the Economic Club of New York and has served on the boards of several charitable organizations. Currently, Mr. Leat is a member of the Board of Directors of The Hampton Classic Horse Show and is a Trustee of the Parrish Museum of Art. Mr. Leat is a graduate of the University of Kansas, where he received his Bachelors of Science degree. We believe that Mr. Leat’s prior experience with high growth companies and significant directorship experience makes him well qualified to serve as a member of our board of directors.

Kathleen Philips has served as a member of our board of directors since October 6, 2020. Ms. Philips has served as a member of the board of directors of Pace-II from June 2017 through its business combination with Accel in November 2018, and is currently a member of the board of directors of Accel. Ms. Philips has served as an advisor at Zillow Group, Inc., since January 2019. During her tenure with Zillow Group, Ms. Philips has held many leadership positions, including chief legal officer from September 2014 until December 2018, chief financial officer and treasurer from August 2015 until May 2018, chief operating officer from August 2013 to August 2015 and general counsel from July 2010 to September 2014. Prior to joining Zillow Group, Ms. Philips served as general counsel at FanSnap, Inc., a search engine for live event tickets, from June 2008 to June 2010, as general counsel at Pure Digital Technologies, Inc., the producer of Flip Video camcorders, from September 2007 to June 2008, and as general counsel at StubHub, Inc., an online live event ticket marketplace, from May 2005 to April 2006. Ms. Philips served as general counsel at Hotwire, Inc. from 2001 to 2004 and as its corporate counsel from 2000 to 2001. Ms. Philips was an attorney in private practice at Cooley Godward LLP from 1998 to 2000 and at Stoel Rives LLP from 1997 to 1998. Ms. Philips also serves as a member of the board of directors of TPG Pace Beneficial Finance Corp.

Ms. Philips holds a B.A. in Political Science from the University of California, Berkeley, and a J.D. from the University of Chicago. Ms. Philips is well-qualified to serve as a director because of her senior management experience at a growth-oriented, publicly-traded company. We believe that Ms. Philip’s wide range of legal experience with rapidly growing companies makes her well qualified to serve as a member of our board of directors.

Wendi Sturgis has served as a member of our board of directors since October 6, 2020. Ms. Sturgis currently serves as the CEO of Yext Europe since February 2019. She has over twenty years of experience as a technology and marketing leader at some of the world’s largest tech companies. Ms. Sturgis has been a leader at Yext since joining the company in 2011, and has held a variety of executive roles, including leading Sales, Partnerships, Customer Success, Consulting and Global Operations.

She has previously held executive positions at Oracle, Gartner, Right Media, and Yahoo!, where she was Vice President of Account Management for North America in charge of the North American Search business. She is currently an independent director for the Container Store Group, Inc. since August 2019 and Kustomer, a private company based in New York City since April 2019. She has served on multiple boards including Dailyworth.com, Student Transportation of America, Nasdaq: STI, Step Up Women’s Network, Chair of Georgia Tech Advisory Board, and the Georgia Tech Foundation.

Ms. Sturgis is a graduate of the Georgia Institute of Technology and has served as an adjunct professor of business at Columbia Business School. She was named to the 40 Women to Watch Over 40 list in 2013. We believe that Ms. Sturgis’ significant experience in executive positions at public companies makes her well qualified to serve as a member of our board of directors.

Kneeland Youngblood has served as a member of our board of directors since October 6, 2020. Mr. Youngblood has served as a founding partner of Pharos Capital Group, LLC since 1998, a private equity firm that focuses on providing growth and expansion capital/buyouts in the health care service sector. Mr. Youngblood is a director of Mallinckrodt Pharmaceuticals, a director of Scientific Games Corporation and Chairman of the Finance Committee of the President’s Advisory Board of the UT Southwestern Medical Center. Previously, Mr. Youngblood served as a member of the board of directors of Pace-I from September 2015 through its business combination with Playa in March 2017. Mr. Youngblood has also served as a member of the board of directors of Pace-II from June 2017 through its business combination with Accel. Mr. Youngblood is also a former director of Burger King Corporation, Starwood Hotels and Lodging, Gap Inc. and Energy Future Holdings (formerly TXXU). He also serves on several private company and not-for-profit boards. Mr. Youngblood also serves as a member of the board of directors of TPG Pace Beneficial Finance Corp.

Mr. Youngblood graduated from Princeton University in 1978 with an A.B in Politics/Science in Human Affairs and earned an M.D. degree from the University of Texas, Southwestern Medical School. He is a member of the Council on Foreign Relations. We believe that Mr. Youngblood’s prior experience with high growth companies and significant directorship experience makes him well qualified to serve as a member of our board of directors.

Greg Mrva has been our President since August 2020. Mr. Mrva has 25 years of experience leading finance and operations teams for technology businesses and leading investment banking teams advising global technology companies. Mr. Mrva was most recently the Chief Financial Officer of StubHub, where from 2018 to 2020 he sat on both the StubHub and eBay finance leadership teams. He was responsible for StubHub’s financial planning, analysis and forecasting, controllership, financial operations and strategic planning. Mr. Mrva also led the North America Business for StubHub and completed the successful sale of StubHub to Viagogo in February 2020 for $4 billion. Prior to StubHub, Mr. Mrva was managing director at Morgan Stanley from 2013 to 2018 where he led the firm’s Global Internet Banking practice. Mr. Mrva advised multiple companies on capital markets and strategic acquisition transactions including the public offerings of Alibaba, Snap, LendingClub, GoDaddy and Yext and capital markets financings for Amazon, eBay, Google, Facebook, PayPal, MercadoLibre and Zynga. Prior to Morgan Stanley, Mr. Mrva served as global head of internet investment banking for Barclays from 2010 to 2013. Prior to Barclays, Mr. Mrva was the head of corporate development for Yahoo from 2007 to 2010, during which time he led a team that acquired and integrated over a dozen businesses for Yahoo. Mr. Mrva was also an investment professional as a member of TPG’s technology team from 2003 to 2005.

Martin Davidson has been our Chief Financial Officer since July 2020. Mr. Davidson is a Partner and Chief Accounting Officer of TPG. Mr. Davidson is responsible for all financial operations and reporting related to TPG Holdings, TPG’s parent company, and accounting and operations for TPG’s private equity and real estate funds, as well as TPG’s firm-wide accounting policies. Currently, Mr. Davidson serves as the Chief Financial Officer of TPG Pace Beneficial Finance since July 2020. Previously, Mr. Davidson has served as the Chief Financial Officer of Pace-II from its inception in February 2017 until its business combination with Accel in November 2019. Mr. Davidson has also served as the Chief Financial Officer of Pace Energy from its inception in February 2017 until its business combination with Magnolia in July 2018. In addition, he has held the position of Chief Financial Officer and Financial Operations Principal of TPG’s broker/dealers and served on the board of multiple special purpose investment vehicles of TPG’s investment funds. Prior to joining TPG in 2005, Mr. Davidson was an audit manager at KPMG where he primarily served clients in the financial services industry including private equity funds and hedge funds. Mr. Davidson received a BBA in accounting from Texas Christian University and a Masters of Professional Accounting from The University of Texas at Austin. Mr. Davidson is a Certified Public Accountant.

Eduardo Tamraz has been our Executive Vice President of Corporate Development and Secretary since July 2020. Mr. Tamraz is a senior executive on the investment team for TPG Pace Group, TPG’s dedicated initiative to provide permanent capital solutions for companies. Previously, he was a Vice President of TPG Capital in Europe from 2014 to early 2017. Currently, Mr. Tamraz serves as the Secretary of TPG Pace Beneficial Finance since July 2020. Mr. Tamraz has served as Secretary and Executive Vice President of Corporate Development of Pace-II from its inception in February 2017 until its business combination with Accel in November 2019.

Mr. Tamraz has also served as Secretary and Executive Vice President of Corporate Development of Pace Energy from its inception in February 2017 until its business combination with Magnolia in July 2018. Mr. Tamraz was responsible for leading the evaluation of several opportunities for TPG Pace Group with the ultimate execution of the Playa and Accel transaction. From 2008 until 2014, Mr. Tamraz was a senior member of the private equity team at Eton Park, a global alternative investment firm. He previously worked at BC Partners and Merrill Lynch. Mr. Tamraz received an MA in economics from the University of Cambridge. He is a Co-Chair of Lincoln Center YP Education and Co-Chair of Young Glimmerglass Opera.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of seven members. Holders of our Founder Shares have the right to elect all of our directors prior to consummation of our Business Combination and holders of our Public Shares do not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Chad Leat and Wendi Sturgis, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Julie Hong Clayton, Kathleen Philips and Kneeland Youngblood, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of David Bonderman and Karl Peterson, will expire at our third annual general meeting. We may not hold an annual general meeting until after we complete our Business Combination. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our Founder Shares.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have five “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our board of directors has determined that each of Chad Leat, Kathleen Philips, Wendi Sturgis and Kneeland Youngblood is independent under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Chad Leat, Kathleen Philips and Kneeland Youngblood. Chad Leat serves as the chair of the audit committee.

Each member of the audit committee meets the financial literacy requirements of the NYSE and our board of directors has determined that Chad Leat qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The primary purposes of our audit committee are to assist the board’s oversight of:

•	audits of our financial statements;
•	the integrity of our financial statements;
•	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures;
•	the qualifications, engagement, compensation, independence and performance of our independent auditor; and
•	the performance of our internal audit function.

The audit committee is governed by a charter that complies with the rules of the NYSE.

Compensation Committee

The members of our compensation committee are Kathleen Philips, Wendi Sturgis and Kneeland Youngblood. Kathleen Philips serves as the chair of the compensation committee.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

•	determining and approving the compensation of our executive officers; and
•	reviewing and approving incentive compensation and equity compensation policies and programs.

The compensation committee is governed by a charter that complies with the rules of the NYSE.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Kneeland Youngblood, Wendi Sturgis and Chad Leat. Kneeland Youngblood serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the shareholders. Prior to our Business Combination, the board of directors will also consider director candidates recommended for nomination by holders of our Founder Shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Prior to our Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on our website. Any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics will be disclosed on such website promptly following the date of such amendment or waiver. We have previously filed copies of our form of Code of Ethics, our form of Audit Committee Charter and our form of Compensation Committee Charter as exhibits to our registration statement in connection with our Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102 or by telephone at (817) 871-4000.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines will cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website at www.tpg.com/tpg-pace-holdings.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
•	directors should not improperly fetter the exercise of future discretion;
•	duty to exercise powers fairly as between different sections of shareholders;
•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our Business Combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Karl Peterson	Accel Entertainment, Inc.	Gaming	Director
	Playa Hotels and Resorts, B.V	Resorts	Chairman and Director
	Sabre Corporation and related entities	Technology	Director
	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner
	TPG Pace Beneficial Finance Corp.	Investment	Non-Executive Chairman and Director

David Bonderman	Allogene Theraputics, Inc.	Biotechnology	Director
	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Chairman
	TPG Pace Beneficial Finance Corp.	Investment	Director

Julie Hong Clayton	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner
	Univision Communications, Inc.	Media	Director

Chad Leat	J. Crew Group Inc.	Retail	Director
	Midcap Financial	Commercial Lending	Director
	Norwegian Cruise Line Holdings Ltd.	Travel	Director
	TPG Pace Benefical Finance Corp.	Investment	Director

Kathleen Philips	Accel Entertainment, Inc.	Gaming	Director
	Zillow Group, Inc.	Real Estate	Advisor
	TPG Pace Beneficial Finance Corp.	Investment	Director

Wendi Sturgis	Container Store Group, Inc.	Retail	Director
	Yext Europe	Technology	Chief Executive Officer

Kneeland Youngblood	Mallinckrodt Pharmaceuticals	Pharmaceuticals	Director
	Pharos Capital Group, LLC	Alternative Investment Manager	Officer
	TPG Pace Beneficial Finance Corp.	Investment	Director
	Scientific Games Corporation	Computer	Director

Greg Mrva	None	None	None

Martin Davidson	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner and Chief Accounting Officer
	TPG Pace Beneficial Finance Corp.	Investment	Chief Financial Officer

Eduardo Tamraz	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Principal
	TPG Pace Beneficial Finance Corp.	Investment	Secretary

Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors and Executive Officers.”

•

Our Shareholders, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares and Public Shares in connection with the consummation of our Business Combination. Additionally, our Shareholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our Business Combination within 24 months after the Close Date. If we do not complete our Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Shareholders until the earlier of (1) one year after the completion of our Business Combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our Business Combination. Since our Sponsor and officers and directors may directly or indirectly own ordinary shares and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm, or from an independent accounting firm, that such a Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Business Combination. Further, commencing on the date our securities are first listed on the NYSE, we will also reimburse our Sponsor for office space and administrative support services provided to us in the amount of $50,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor

In the event that we submit our Business Combination to our public shareholders for a vote, our Shareholders, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them (and their permitted transferees will agree) and any Public Shares purchased during or after our Public Offering in favor of our Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we complete a Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on October 9, 2020, through the earlier of the consummation of a Business Combination or our liquidation, we pay monthly recurring expenses of $50,000 to an affiliate of our Sponsor for office space, administrative and support services. Our Sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of a Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at February 8, 2021 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our executive officers and directors that beneficially own ordinary shares; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have shared or sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of February 8, 2021.

	Number of Shares	Percentage of Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Ordinary Shares
TPG Pace Tech Opportunities Sponsor, Series LLC(3)	11,090,000	19.7%
TPG Group Holdings (SBS) Advisors, Inc.(3)	11,090,000	19.7%
David Bonderman(3)	11,090,000	19.7%
James Coulter(3)	11,090,000	19.7%
Karl Peterson(3)	11,090,000	19.7%
Chad Leat	40,000	*
Kathleen Philips	40,000	*
Wendi Sturgis	40,000	*
Kneeland Youngblood	40,000	*
Julie Hong Clayton	—	*
Greg Mrva	—	*
Martin Davidson	—	*
Eduardo Tamraz	—	*
All directors and executive officers as a group (10 individuals)(3)	11,250,000	20.0%

*	Less than 1%.
(1)

This table is based on 56,250,000 ordinary shares outstanding at February 8, 2021, of which 45,000,000 were Class A ordinary shares and 11,250,000 were Class F ordinary shares. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 301 Commerce Street, Suite 3300, Fort Worth, Texas, 76102.

(2)	This table does not reflect record or beneficial ownership of the 7,333,333 Private Placement Warrants as they are not exercisable within 60 days of February 8, 2021.
(3)

Our Sponsor holds an aggregate of 11,090,000 Class F ordinary shares. The managing member of our Sponsor is TPG Pace Governance, LLC, a Cayman Islands limited liability company, which is controlled by a committee whose members are David Bonderman, James Coulter and Karl Peterson. David Bonderman, James Coulter and Karl Peterson may therefore be deemed to be the beneficial owners of the securities held by our Sponsor. David Bonderman, James Coulter and Karl Peterson disclaim beneficial ownership of the securities held by our Sponsor except to the extent of their pecuniary interest therein.

Our Shareholders beneficially own 20% of our issued and outstanding ordinary shares and have the right to elect all of our directors prior to our Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to elect any directors to our board of directors prior to our Business Combination. In addition, because of their ownership block, our Shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

On August 12, 2019, our Sponsor purchased an aggregate of 20,000,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. On October 2, 2020, our Sponsor forfeited 7,062,500 Founder Shares for no consideration. On October 2, 2020, our Sponsor transferred 40,000 Founder to each of our four independent directors at their original purchase price. On November 20, 2020, our Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2020, our Sponsor and our four independent directors held, collectively, 11,250,000 Founder Shares.

On the Close Date, we consummated our Public Offering of 45,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $450,000,000 before underwriting discounts and expenses. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-fifth of one Warrant. Prior to the Close Date, we completed the sale of the Private Placement Warrants.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On August 12, 2019, our Sponsor purchased an aggregate of 20,000,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. On October 2, 2020, our Sponsor forfeited 7,062,500 Founder Shares for no consideration. On October 2, 2020, our Sponsor transferred 40,000 Founder to each of our four independent directors at their original purchase price. On November 20, 2020, our Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2020, our Sponsor and our four independent directors held, collectively, 11,250,000 Founder Shares.

The Founder Shares are identical to the Public Shares included in the Units sold in the Public Offering except that the Founder Shares are subject to certain rights and transfer restrictions, as described in further detail below, and are automatically converted into Class A ordinary shares at the time of our Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in the Company’s amended and restated memorandum and articles of association.

The Shareholders have agreed not to transfer, assign or sell any Founder Shares during the Lock Up Period.

Private Placement Warrants

Prior to the Close Date, our Sponsor purchased 7,333,333 Private Placement Warrants at a price of $1.50 per warrant, or $11,000,000. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share for $11.50 per share. The Private Placement Warrants may not be redeemed by the Company so long as they are held by our Sponsor or its permitted transferees. If any Private Placement Warrants are transferred to holders other than our Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. Our Sponsor has the option to exercise the Private Placement Warrants on a cashless basis.

If the Company does not complete a Business Combination within 24 months from the Close Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

Holders of the Founder Shares and Private Placement Warrants hold registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register under the Securities Act the Private Placement Warrants, and the Class A ordinary shares underlying the Private Placement Warrants and Class F ordinary shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Between July 11, 2019 and the Close Date, our Sponsor loaned us $300,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with our Public Offering. These notes were non-interest bearing and were repaid in full to our Sponsor at the Close Date.

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combination opportunities. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Administrative Services Agreement

On the Close Date, we entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of our Sponsor, and will terminate the agreement upon the earlier of a Business Combination or our liquidation.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Chad Leat, Kathleen Philips, Wendi Sturgis and Kneeland Youngblood are “independent directors” under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

In addition to the transactions described above, we and our Sponsor, among others, entered into certain agreements in connection with the signing of the Business Combination Agreement, pursuant to which, among other things, our Sponsor and our directors and officers have certain interests. For more information, please see Item 1. Business – “Recent Developments.”

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

		For the Period
	For the Year	from July 11, 2019
	Ended	(Inception) to
	December 31, 2020	December 31, 2019
Audit Fees (1)	$105,000	$20,000
Audit-Related Fees (2)	185,914	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$290,914	$20,000

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to a potential business combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1*

Business Combination Agreement, dated as of January 28, 2021, by and among TPG Pace Tech Opportunities Corp., TPG Pace Tech Merger Sub LLC, TCV VIII (A)  VT, Inc., LCSOF XI VT, Inc., TPG Pace Blocker Merger Sub I Inc., TPG Pace Blocker Merger Sub II Inc., Live Learning Technologies LLC, and, solely for the purposes of specified therein, each of Learn Capital Special Opportunities Fund X, L.P., Learn Capital Special Opportunities Fund XI, L.P., Learn Capital Special Opportunities Fund XII, L.P., Learn Capital Special Opportunities Fund XIII, L.P., Learn Capital Special Opportunities Fund XVI, L.P., and TCV VIII (A), L.P. (incorporated by reference to Exhibit 2.1 filed with Company’s Form 8-K filed by the Company on January 29, 2021 (File No. 001-39595)).

3.1*	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed by the Company on October 13, 2020 (File No. 001-39595)).

4.1*	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Amendment No. 1 to Form S-1 filed by the Company on September 24, 2020 (File No. 333-248594)).

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

10.7*

Forward Purchase Agreement, dated as of September 23, 2020, between the Company and an affiliate of TPG Global, LLC (incorporated herein by reference to Exhibit 10.7 filed with the Company’s Form 10-Q filed by the Company on November 4, 2020 (File No. 001-39595)).

Exhibit Number	Description

10.8*

Form of Forward Purchase Agreements, dated as of September 23, 2020, between the Company and other third parties (incorporated herein by reference to Exhibit 10.8 filed with the Company’s Form 10-Q filed by the Company on November 4, 2020 (File No. 001-39595)).

10.9*

Amendment No. 1 to the Forward Purchase Agreement, dated as of October 6, 2020, between the Company and an affiliate of TPG Global, LLC (incorporated herein by reference to Exhibit 10.9 filed with the Company’s Form 10-Q filed by the Company on November 4, 2020 (File No. 001-39595)).

10.10*

Form of Amendments No. 1 to the Forward Purchase Agreements, dated as of October 6, 2020, between the Company and other third parties (incorporated herein by reference to Exhibit 10.10 filed with the Company’s Form 10-Q filed by the Company on November 4, 2020 (File No. 001-39595)).

10.11*

Engagement Letter, dated October 6, 2020, between the Company and TPG Capital BD, LLC (incorporated herein by reference to Exhibit 10.11 filed with the Company’s Form 10-Q filed by the Company on November 4, 2020 (File No. 001-39595)).

10.12*

Form of Transaction Support Agreement, dated as of January 28, 2021, by and between TPG Pace Tech Opportunities Corp. and the parties named therein (incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed by the Company on January 29, 2021 (File No. 001-39595)).

10.13*

Stockholders Agreement, dated as of January 28, 2021, by and among TPG Pace Tech Opportunities Corp., each of (i) TPG Pace Tech Opportunities Sponsor, Series LLC, (ii) TCV VIII (A)  VT, Inc. and TCV VIII (A), L.P., (iii) LCSOF XI VT, Inc, Learn Capital Special Opportunities Fund XIV, L.P., Learn Capital Special Opportunities Fund XV, L.P., Learn Capital Special Opportunities Fund X, L.P., Learn Capital Special Opportunities Fund XI, L.P., Learn Capital Special Opportunities Fund XII, L.P., Learn Capital Special Opportunities Fund XIII, L.P. and Learn Capital Special Opportunities Fund XVI, L.P. (A), L.P and (iv) Cohn Investments, LLC and Charles K. Cohn VT Trust U/A/D May 26, 2017 (incorporated by reference to Exhibit 10.2 filed with Company’s Form 8-K filed by the Company on January 29, 2021 (File No. 001-39595)).

10.14*

Form of Subscription Agreement, dated as of January 28, 2021, by and between TPG Pace Tech Opportunities Corp. and the subscribers named therein (incorporated by reference to Exhibit 10.3 filed with Company’s Form 8-K filed by the Company on January 29, 2021 (File No. 001-39595)).

24.1**	Power of Attorney (included on the signature pages herein).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPG PACE TECH OPPORTUNITIES CORP.

Date: February 16, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karl Peterson and Martin Davidson and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Karl Peterson	Non-Executive Chairman and Director	February 16, 2021
Karl Peterson

/s/ Greg Mrva	President	February 16, 2021
Greg Mrva	(Principal Executive Officer)

/s/ Martin Davidson	Chief Financial Officer	February 16, 2021
Martin Davidson	(Principal Financial and Accounting Officer)

/s/ David Bonderman	Director	February 16, 2021
David Bonderman

/s/ Julie Hong Clayton	Director	February 16, 2021
Julie Hong Clayton

/s/ Chad Leat	Director	February 16, 2021
Chad Leat

/s/ Kathleen Philips	Director	February 16, 2021
Kathleen Philips

/s/ Wendi Sturgis	Director	February 16, 2021
Wendi Sturgis

/s/ Kneeland Youngblood	Director	February 16, 2021
Kneeland Youngblood