Form 10-Q
period 2021-03-31
TPG Pace Tech Opportunities Corp.
filed 2021-05-14
CIK 1819404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Tech Opportunities Corp.

Condensed Balance Sheets

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$1,708,663	$534,095
Prepaid expenses	239,054	277,890
Total current assets	1,947,717	811,985
Investments held in Trust Account	450,012,700	450,005,937
Total assets	$451,960,417	$450,817,922
Liabilities and shareholders' (deficit) equity
Current liabilities:
Accrued professional fees and other expenses	$4,161,911	$533,908
Note payable to Sponsor	2,000,000	—
Derivative liabilities	26,720,000	59,536,667
Total current liabilities	32,881,911	60,070,575
Deferred underwriting compensation	15,750,000	15,750,000
Total liabilities	48,631,911	75,820,575
Commitments and contingencies
Class A ordinary shares subject to possible redemption: 45,000,000 shares at a redemption value of $10.00 per share	450,012,700	450,005,937
Shareholders' (deficit) equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 45,000,000 shares subject to possible redemption)	—	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	—	—
Accumulated deficit	(46,685,319)	(75,009,715)
Total shareholders' (deficit) equity	(46,684,194)	(75,008,590)
Total liabilities and shareholders' (deficit) equity	$451,960,417	$450,817,922

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Tech Opportunities Corp.

Condensed Statements of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020
Revenue	$—	$—
Professional fees and other expenses	4,492,271	—
Change in fair value of derivatives	(32,816,667)	—
Income from operations	28,324,396	—
Interest income	6,763	—
Net income attributable to ordinary shares	$28,331,159	$—
Net income per ordinary share:
Class A ordinary shares - basic and diluted	$0.50	$—
Class F ordinary shares - basic and diluted	$0.50	$—
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	45,000,000	—
Class F ordinary shares - basic and diluted	11,250,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Tech Opportunities Corp.

Condensed Statements of Changes in Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at January 1, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2021	—	$—	—	$—	11,250,000	$1,125	$—	$(75,009,715)	$(75,008,590)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of March 31, 2021	—	—	—	—	—	—	—	(6,763)	(6,763)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	28,331,159	28,331,159
Balance at March 31, 2021	—	$—	—	$—	11,250,000	$1,125	$—	$(46,685,319)	$(46,684,194)

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Tech Opportunities Corp.

Condensed Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income attributable to ordinary shares	$28,331,159	$—
Changes in operating assets and liabilities:
Prepaid expenses	38,836	—
Accrued professional fees and other expenses	3,628,003	—
Change in fair value of derivatives	(32,816,667)	—
Interest on investments held in Trust Account	(6,763)	—
Net cash used in operating activities	(825,432)	—
Cash flows from financing activities:
Proceeds of notes payable from Sponsor	2,000,000	—
Net cash provided by financing activities	2,000,000	—
Net change in cash	1,174,568	—
Cash at beginning of period	534,095	25,093
Cash at end of period	$1,708,663	$25,093

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

All activity for the period from Inception to March 31, 2021 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and generates non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern

Proposed Business Combination

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

Other than as specifically discussed herein, this quarterly report on Form 10-Q does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

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

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. As used herein, the target business must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

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

The Company has 24 months from the Close Date to complete its Business Combination. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s four independent directors (the “Initial Shareholders”) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the Close Date. However, if the Initial Shareholders acquire Public Shares after the Close Date, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the allotted 24-month time period.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such ordinary shares were recorded at their redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2021 and December 31, 2020, and the results of operations and cash flows for the periods presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2021 or December 31, 2020.

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

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 5) and Private Placement Warrants (as defined below in Note 5) (collectively, “Warrant Securities”), and the Forward Purchase Agreements and Additional Forward Purchase Agreements (as defined below in Note 5, and collectively, “FPAs”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Key inputs ranges of inputs for the valuation models used to calculate the fair value of the Warrant Securities and FPAs were as follows,

	December 31, 2020	March 31, 2021
Implied volatility	22%	19%
Risk-free interest rate	0.10% - 0.43%	1.04%
Instrument exercise price for one Class A ordinary share	$11.50	$11.50
Expected term	5.5 years	5.5 years

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

Stock Compensation Expense

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

Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. As of March 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At March 31, 2021, the Company had outstanding warrants and forward purchase contracts to purchase up to 36,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. At March 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company has two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. As of March 31, 2020, the Company only had Class F ordinary shares. For the three months ended March 31, 2021, earnings and losses are shared pro rata between the two classes of ordinary shares as follows,

	For the Three Months Ended March 31, 2021
	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$22,664,927	$5,666,232
Denominator:
Weighted average ordinary shares outstanding:	45,000,000	11,250,000
Basic and diluted net income per ordinary share	$0.50	$0.50

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at March 31, 2021.

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

On October 2, 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On October 2, 2020, the Sponsor forfeited 7,062,500 Founder Shares for no consideration. On November 20, 2020, the Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At each of March 31, 2021 and December 31, 2020, the Initial Shareholders held 11,250,000 Founder Shares.

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

Additionally, the initial shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock Up Period”). See Note 9 – Subsequent Events.

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

Forward Purchase Agreements

Prior to the Close Date, an affiliate of the Company (the “TPG Forward Purchaser”) entered into a forward purchase agreement (the “Original Forward Purchase Agreement”). The TPG Forward Purchaser agreed to purchase an aggregate of 5,000,000 Class A ordinary shares at a price of $10.00 per Class A ordinary share (the “Forward Purchase Shares”), plus an aggregate of 1,000,000 warrants to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants” and, together with the Forward Purchase Shares, the “Forward Purchase Securities”), for an aggregate purchase price of $50,000,000. The purchase of the 5,000,000 Forward Purchase Shares and 1,000,000 Forward Purchase Warrants will take place in one or more private placements, with the full amount to have been purchased no later than simultaneously with the closing of the Company’s Business Combination. The TPG Forward Purchaser’s obligation to purchase the Forward Purchase Securities may be transferred, in whole or in part, to the forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of the TPG Forward Purchaser. As an inducement to a transferee that is not an affiliate of the TPG Forward Purchaser to assume the TPG Forward Purchaser’s obligation to purchase the Forward Purchase Securities, the Company may agree to issue on a case-by-case basis to such transferee at the time of the forward purchase, in addition to the Forward Purchase Securities, an additional number of Class A ordinary shares equal to 10% of the Forward Purchase Shares purchased by such transferee, or up to an aggregate of 500,000 additional Class A ordinary shares, for no additional cash consideration, potentially lowering the effective purchase price per Class A ordinary share. In addition, the Sponsor shall forfeit a number of Founder Shares equal to such additional amount of Class A ordinary shares issued to such transferee, or up to an aggregate of 500,000 Founder Shares, at the time of the forward purchase.

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

In addition to the transactions described above, the Company and the Sponsor, among others, entered into certain agreements in connection with the signing of the Business Combination Agreement pursuant to which, among other things, the Sponsor and the Company’s directors and officers have certain interests. For more information, please see Note 1 – Proposed Business Combination.

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

On October 14, 2020, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three months ended March 31, 2021, the Permitted Investments generated interest income of $6,763 all of which was reinvested in Permitted Investments.

At March 31, 2021, the balance of funds held in the Trust Account was $450,012,700.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At each of March 31, 2021 and December 31, 2020, there were 45,000,000 Class A ordinary shares issued and outstanding. Of the 45,000,000 Class A ordinary shares outstanding at March 31, 20201 and December 31, 2020, 45,000,000 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At each of March 31, 2021 and December 31, 2020, there were 11,250,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$12,150,000	$—	$—	$12,150,000
Private Placement Warrants	—	9,900,000	—	9,900,000
Forward purchase agreements (FPAs)	—	—	4,670,000	4,670,000
Total	$12,150,000	$9,900,000	$4,670,000	$26,720,000

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$19,350,000	$—	$—	$19,350,000
Private Placement Warrants	—	15,766,667	—	15,766,667
Forward purchase agreements (FPAs)	—	—	24,420,000	24,420,000
Total	$19,350,000	$15,766,667	$24,420,000	$59,536,667

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the three months ended March 31, 2021. The Company did not hold any derivative liabilities measured at fair value as of or for the three months ended March 31, 2020.

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at December 31, 2020	$19,350,000	$15,766,667	$24,420,000	$59,536,667
Change in fair value	(7,200,000)	(5,866,667)	(19,750,000)	(32,816,667)
Fair value at March 31, 2021	$12,150,000	$9,900,000	$4,670,000	$26,720,000

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at March 31, 2021 and December 31, 2020 was a market approach.

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level 3 inputs to determine fair value for the three months ended March 31, 2021. The Company did not hold any Level 3 financial instruments as of or for the three months ended March 31, 2020.

	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at December 31, 2020	$24,420,000	$24,420,000
Change in fair value	(19,750,000)	(19,750,000)
Fair value at March 31, 2021	$4,670,000	$4,670,000

9. Subsequent Events

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

At March 31, 2021, we held cash of $1,708,663 and current liabilities of $32,881,911. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Results of Operations

For the three months ended March 31, 2021 and 2020, we earned net income of $28,331,159 and $0, respectively. Net income for the three months ended March 31, 2021 consisted primarily of a $32,816,667 gain due to a change in the fair value of our derivative liabilities offset by professional fees and other expenses of $4,492,271. We anticipate that changes to the fair value of our derivative instruments, consisting of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, may fluctuate significantly in future quarters, but these fluctuations do not impact our cash flows. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On August 12, 2019, our Sponsor purchased an aggregate of 20,000,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. On October 2, 2020, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On October 2, 2020, our Sponsor forfeited 7,062,500 Founder Shares for no consideration On November 20, 2020, our Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 31, 2021, our Sponsor and four independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

During the three months ended March 31, 2021, we earned interest income of $6,763 on investments held in the Trust Account.

At March 31, 2021, we had cash held outside of the Trust Account of $1,708,663, which is available to fund our working capital requirements.

At March 31, 2021, we had current liabilities of $32,881,911, including derivative liabilities of $26,270,000 related to the fair value of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, a promissory note payable to our Sponsor of $2,000,000, and accrued professional fees and other expenses of $4,161,911 primarily due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after March 31, 2021, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of March 31, 2021.

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

Derivative Liabilities

We evaluated our warrants included in its Units and Private Placement Warrants (collectively, “Warrant Securities”), and the Forward Purchase Agreements and Additional Forward Purchase Agreements (as defined below in Note 5, and collectively, “FPAs”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and FPAs are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At March 31, 2021, we had outstanding warrants and forward purchase contracts to purchase up to 36,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. At March 31, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended March 31, 2021 and 2020, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. On February 16, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our President and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in connection with the preparation of this Form 10-K/A, our management re-evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020.  Based upon that evaluation, and in light of the SEC Staff Statement, our President and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its financial statements as described in the Explanatory Note to the Company’s Form 10-K/A, filed with the SEC on May 14, 2021, our disclosure controls and procedures were not effective as of December 31, 2020.

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

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the three months ended March 31, 2021, are fairly presented, in all material respects, in accordance with US GAAP.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual report on Form 10-K/A, which was filed with the SEC on May 14, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual report on Form 10-K/A, which was filed with the SEC on May 14, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On August 12, 2019, the Sponsor purchased 20,000,000 of our Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in us of $25,000, we had no assets.

On October 2, 2020, the Sponsor forfeited 7,062,500 Founder Shares for no consideration. On October 2, 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.002 per share. On November 20, 2020, our Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 31, 2021, our Sponsor and our four independent directors held, collectively, 11,250,000 Founder Shares.

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

Net proceeds of $450,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $15,750,000, were deposited into the Trust Account on the Close Date. We paid $9,000,000 in underwriting discounts and incurred offering costs of $1,095,127 related to the Public Offering. In addition, the Underwriters agreed to defer $15,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our Class A ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our Annual Report on Form 10-K/A, which was filed with the SEC on May 14, 2021.

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

TPG PACE TECH OPPORTUNITIES CORP.

Date: May 14, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: May 14, 2021	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)