Form 10-Q
period 2021-06-30
TPG Pace Tech Opportunities Corp.
filed 2021-08-11
CIK 1819404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

At August 6, 2021, there were 45,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Tech Opportunities Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$1,121,886	$534,095
Prepaid expenses	241,492	277,890
Total current assets	1,363,378	811,985
Investments held in Trust Account	450,019,539	450,005,937
Total assets	$451,382,917	$450,817,922
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$4,717,220	$533,908
Note payable to Sponsor	2,000,000	—
Deferred underwriting compensation	15,750,000	15,750,000
Derivative liabilities	34,773,333	59,536,667
Total current liabilities	57,240,553	75,820,575
Total liabilities	57,240,553	75,820,575
Commitments and contingencies
Class A ordinary shares subject to possible redemption: 45,000,000 shares at a redemption value of $10.00 per share	450,019,539	450,005,937
Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 45,000,000 shares subject to possible redemption)	—	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	—	—
Accumulated deficit	(55,878,300)	(75,009,715)
Total shareholders' deficit	(55,877,175)	(75,008,590)
Total liabilities and shareholders' deficit	$451,382,917	$450,817,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Tech Opportunities Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$—	$—	$—	$—
Professional fees and other expenses	1,139,648	868	5,631,919	868
Change in fair value of derivatives	8,053,333	—	(24,763,334)	—
(Loss) income from operations	(9,192,981)	(868)	19,131,415	(868)
Interest income	6,839	—	13,602	—
Net (loss) income attributable to ordinary shares	$(9,186,142)	$(868)	$19,145,017	$(868)
Net (loss) income per ordinary share:
Class A ordinary shares - basic and diluted	$(0.16)	$—	$0.34	$—
Class F ordinary shares - basic and diluted	$(0.16)	$(0.00)	$0.34	$(0.00)
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	45,000,000	—	45,000,000	—
Class F ordinary shares - basic and diluted	11,250,000	20,000,000	11,250,000	20,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Tech Opportunities Corp.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at January 1, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(868)	(868)
Balance at June 30, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(9,362)	$15,638

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2021	—	$—	—	$—	11,250,000	$1,125	$—	$(75,009,715)	$(75,008,590)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of March 31, 2021	—	—	—	—	—	—	—	(6,763)	(6,763)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	28,331,159	28,331,159
Balance at March 31, 2021	—	$—	—	$—	11,250,000	$1,125	$—	$(46,685,319)	$(46,684,194)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2021	—	—	—	—	—	—	—	(6,839)	(6,839)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(9,186,142)	(9,186,142)
Balance at June 30, 2021	—	$—	—	$—	11,250,000	$1,125	$—	$(55,878,300)	$(55,877,175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Tech Opportunities Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss) attributable to ordinary shares	$19,145,017	$(868)
Changes in operating assets and liabilities:
Prepaid expenses	36,398	—
Accrued professional fees and other expenses	4,183,312	868
Change in fair value of derivatives	(24,763,334)	—
Interest on investments held in Trust Account	(13,602)	—
Net cash used in operating activities	(1,412,209)	—
Cash flows from financing activities:
Proceeds of notes payable from Sponsor	2,000,000	—
Net cash provided by financing activities	2,000,000	—
Net change in cash	587,791	—
Cash at beginning of period	534,095	25,093
Cash at end of period	$1,121,886	$25,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Tech Opportunities Holdings Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business Operations

Organization and General

TPG Pace III Holdings Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 11, 2019. On July 27, 2020, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association to change the name of the Company to TPG Pace Tech Opportunities Corp. On October 6, 2020, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association in connection with its Public Offering (as defined below). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is TPG Pace Tech Opportunities Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”), which is an affiliate of TPG Global, LLC.

On January 26, 2021, the Company formed TPG Pace Tech Merger, Sub LLC, a Delaware limited liability company and wholly owned subsidiary of the Company. On January 26, 2021, the Company also formed TPG Pace Blocker Merger Sub I Inc., TPG Pace Blocker Merger Sub II Inc. and TPG Pace Blocker Merger Sub III Inc., all Delaware corporations and wholly owned subsidiaries of the Company. These four entities were formed in contemplation of the Proposed Business Combination (as defined herein).

All activity for the period from Inception to June 30, 2021 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and generates non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern

Proposed Business Combination

On January 28, 2021, the Company, TPG Pace Tech Merger Sub LLC, a Delaware limited liability company (“Nerdy Merger Sub”), TCV VIII (A) VT, Inc., a Delaware corporation (“TCV Blocker”), LCSOF XI VT, Inc., a Delaware corporation (“Learn Blocker” and, together with TCV Blocker, the “Blockers”), TPG Pace Blocker Merger Sub I Inc., a Delaware corporation (“Blocker Merger Sub I”), TPG Pace Blocker Merger Sub II Inc., a Delaware corporation (“Blocker Merger Sub II” and, together with Blocker Merger Sub I, the “Blocker Merger Subs” and, together with Nerdy Merger Sub, the “Merger Subs”), Live Learning Technologies LLC, a Delaware limited liability company (“Nerdy”), and, solely for the purposes described therein, certain entities affiliated with the Blockers (“Blocker Holders”) entered into a Business Combination Agreement (as amended on March 19, 2021 and on July 14, 2021 and as may be amended, supplemented or otherwise modified from time to time the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein:

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

Following the Closing, the combined company will be organized in an “Up-C” structure, and the Company’s only direct assets will consist of OpCo Units and OpCo Warrants. Immediately following the Closing,  in the scenario where no public shareholders elect to redeem their Public Shares, the Company would own approximately 60% of the OpCo Units and approximately 90% of the OpCo Warrants, and would have the ability to appoint three of the five managers  to the board of managers ofNerdy in accordance with the terms of the Second Amended and Restated Limited Liability Company Agreement of Nerdy to be entered into in connection with the Closing (the “OpCo LLC Agreement”). In such a “no redemption” scenario, the amount of cash to be contributed by the Company to Nerdy at the Closing of the Proposed Business Combination would be approximately $266 million.  In a maximum redemption scenario such that every Public Share is redeemed, the Company would own approximately 38% of the OpCo Units, and would have the ability to appoint two of the five managers to the board of managers of Nerdy in accordance with the OpCo LLC Agreement, with no other Nerdy member having the ability to appoint more than one of the remaining managers.  In such a “maximum redemption” scenario, the amount of cash to be contributed by the Company to Nerdy at the Closing of the Proposed Business Combination would be approximately $170 million.

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

Under the Business Combination Agreement, the obligations of the parties to consummate the transactions contemplated thereby are subject to a number of closing conditions, including the Company obtaining the requisite approval of its shareholders and the holders of Nerdy membership interests, which the Company expects to seek at an extraordinary general meeting of the Company in the third quarter of 2021. The Business Combination Agreement may be terminated at any time prior to the closing of the Proposed Business Combination by mutual written consent of the Company and Nerdy and, among other things, if the Proposed Business Combination has not occurred prior to September 30, 2021. As such, the closing of the Proposed Business Combination cannot be assured.

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

Financing

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective by the United States Securities and Exchange Commission on October 6, 2020. The Public Offering closed on October 9, 2020 (the “Close Date”). The Sponsor purchased an aggregate of 7,333,333 warrants at a purchase price of $1.50 per warrant, or $11,000,000 in the aggregate, in a private placement on October 6, 2020 (the “Private Placement”). The warrants are included in derivative liabilities at the balance sheet. At June 30, 2021, the Sponsor and the Company’s four independent directors (collectively, the “Initial Shareholders”) held 11,250,000 Class F ordinary shares (“Founder Shares”) for which the Initial Shareholders had paid $25,000 in the aggregate.

The Company intends to finance a Business Combination with proceeds from the Public Offering (see Note 3) and the Private Placement (see Note 4). At the Close Date, proceeds of $450,000,000, net of underwriting discounts of $9,000,000 and funds designated for operational use of $2,000,000, were deposited into an interest-bearing U.S. based Trust Account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

After signing a definitive agreement for a Business Combination, the Company will provide the public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares either (i) in connection with a shareholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each public shareholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is anticipated to be approximately $10.00 per Public Share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under the law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

The underwriters of the Public Offering have agreed to waive their rights to any deferred underwriting commission held in the Trust Account in the event the Company does not complete the Business Combination and those amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2021 and December 31, 2020, and the results of operations and cash flows for the periods presented.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2021 or December 31, 2020.

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

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 3) and Private Placement Warrants (as defined below in Note 4) (collectively, “Warrant Securities”), and the Forward Purchase Agreements and Additional Forward Purchase Agreements (as defined below in Note 4, and collectively, “FPAs”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Key inputs ranges of inputs for the valuation models used to calculate the fair value of the Warrant Securities and FPAs were as follows,

	June 30, 2021	December 31, 2020
Implied volatility	45%	22%
Risk-free interest rate	0.05%	0.10% - 0.43%
Instrument exercise price for one Class A ordinary share	$11.50	$11.50
Expected term	0.08 years	5.5 years

Redeemable Ordinary Shares

All of the 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

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

Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of June 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At June 30, 2021, the Company had outstanding warrants and forward purchase contracts to purchase up to 36,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. At June 30, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the three and six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company has two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. As of June 30, 2020, the Company only had Class F ordinary shares. For the three and six months ended June 30, 2021, earnings and losses are shared pro rata between the two classes of ordinary shares as follows,

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(7,348,914)	$(1,837,228)	$15,316,014	$3,829,003
Denominator:
Weighted average ordinary shares outstanding:	45,000,000	11,250,000	45,000,000	11,250,000
Basic and diluted net (loss) income per ordinary share	$(0.16)	$(0.16)	$0.34	$0.34

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at June 30, 2021.

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

On October 2, 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On October 2, 2020, the Sponsor forfeited 7,062,500 Founder Shares for no consideration. On November 20, 2020, the Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At each of June 30, 2021 and December 31, 2020, the Initial Shareholders held 11,250,000 Founder Shares.

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

Registration Rights

Holders of the Founder Shares and Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement signed on the Close Date of the Public Offering. The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

On October 9, 2020, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor upon completion of the Public Offering and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company.

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

On October 14, 2020, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three and six months ended June 30, 2021, the Permitted Investments generated interest income of $6,839 and $13,602, respectively, all of which was reinvested in Permitted Investments.

At June 30, 2021, the balance of funds held in the Trust Account was $450,019,539.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At each of June 30, 2021 and December 31, 2020, there were 45,000,000 Class A ordinary shares issued and outstanding. Of the 45,000,000 Class A ordinary shares outstanding at June 30, 20201 and December 31, 2020, 45,000,000 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At each of June 30, 2021 and December 31, 2020, there were 11,250,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$15,750,000	$—	$—	$15,750,000
Private Placement Warrants	—	12,833,333	—	12,833,333
Forward purchase agreements (FPAs)	—	—	6,190,000	6,190,000
Total	$15,750,000	$12,833,333	$6,190,000	$34,773,333

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$19,350,000	$—	$—	$19,350,000
Private Placement Warrants	—	15,766,667	—	15,766,667
Forward purchase agreements (FPAs)	—	—	24,420,000	24,420,000
Total	$19,350,000	$15,766,667	$24,420,000	$59,536,667

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the three and six months ended June 30, 2021. The Company did not hold any derivative liabilities measured at fair value as of or for the three and six months ended June 30, 2020.

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at March 31, 2021	$12,150,000	$9,900,000	$4,670,000	$26,720,000
Change in fair value	3,600,000	2,933,333	1,520,000	8,053,333
Fair value at June 30, 2021	$15,750,000	$12,833,333	$6,190,000	$34,773,333

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at December 31, 2020	$19,350,000	$15,766,667	$24,420,000	$59,536,667
Change in fair value	(3,600,000)	(2,933,334)	(18,230,000)	(24,763,334)
Fair value at June 30, 2021	$15,750,000	$12,833,333	$6,190,000	$34,773,333

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at June 30, 2021 and December 31, 2020 was a market approach.

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level 3 inputs to determine fair value for the three and six months ended June 30, 2021. The Company did not hold any Level 3 financial instruments as of or for the three and six months ended June 30, 2020.

	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at March 31, 2021	$4,670,000	$4,670,000
Change in fair value	1,520,000	1,520,000
Fair value at June 30, 2021	$6,190,000	$6,190,000

	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at December 31, 2020	$24,420,000	$24,420,000
Change in fair value	(18,230,000)	(18,230,000)
Fair value at June 30, 2021	$6,190,000	$6,190,000

9. Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no subsequent events which require adjustment or disclosure.

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

At June 30, 2021, we held cash of $1,121,886 and current liabilities of $57,240,553. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Proposed Business Combination

On January 28, 2021, the Company, TPG Pace Tech Merger Sub LLC, a Delaware limited liability company (“Nerdy Merger Sub”), TCV VIII (A) VT, Inc., a Delaware corporation (“TCV Blocker”), LCSOF XI VT, Inc., a Delaware corporation (“Learn Blocker” and, together with TCV Blocker, the “Blockers”), TPG Pace Blocker Merger Sub I Inc., a Delaware corporation (“Blocker Merger Sub I”), TPG Pace Blocker Merger Sub II Inc., a Delaware corporation (“Blocker Merger Sub II” and, together with Blocker Merger Sub I, the “Blocker Merger Subs” and, together with Nerdy Merger Sub, the “Merger Subs”), Live Learning Technologies LLC, a Delaware limited liability company (“Nerdy”), and, solely for the purposes described therein, certain entities affiliated with the Blockers (“Blocker Holders”) entered into a Business Combination Agreement as amended on March 19, 2021 and on July 4, 2021 and as may amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein:

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

Following the Closing, the combined company will be organized in an “Up-C” structure, and the Company’s only direct assets will consist of OpCo Units and OpCo Warrants. Immediately following the Closing,  in the scenario where no public shareholders elect to redeem their Public Shares, the Company would own approximately 60% of the OpCo Units and approximately 90% of the OpCo Warrants, and would have the ability to appoint three of the five managers  to the board of managers ofNerdy in accordance with the terms of the Second Amended and Restated Limited Liability Company Agreement of Nerdy to be entered into in connection with the Closing (the “OpCo LLC Agreement”). In such a “no redemption” scenario, the amount of cash to be contributed by the Company to Nerdy at the Closing of the Proposed Business Combination would be approximately $266 million.  In a maximum redemption scenario such that every Public Share is redeemed, the Company would own approximately 38% of the OpCo Units, and would have the ability to appoint two of the five managers to the board of managers of Nerdy in accordance with the OpCo LLC Agreement, with no other Nerdy member having the ability to appoint more than one of the remaining managers.  In such a “maximum redemption” scenario, the amount of cash to be contributed by the Company to Nerdy at the Closing of the Proposed Business Combination would be approximately $170 million.

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

Under the Business Combination Agreement, the obligations of the parties to consummate the transactions contemplated thereby are subject to a number of closing conditions, including the Company obtaining the requisite approval of its shareholders and the holders of Nerdy membership interests, which the Company expects to seek at an extraordinary general meeting of the Company in the second quarter of 2021. The Business Combination Agreement may be terminated at any time prior to the closing of the Proposed Business Combination by mutual written consent of the Company and Nerdy and, among other things, if the Proposed Business Combination has not occurred prior to September 30, 2021. As such, the closing of the Proposed Business Combination cannot be assured.

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

Results of Operations

For the three months ended June 30, 2021 and 2020, we incurred net losses of $9,186,142 and $868, respectively. Net loss for the three months ended June 30, 2021 consisted primarily of a $8,053,333 loss due to a change in the fair value of our derivative liabilities, and professional fees and other expenses of $1,139,648.

For the six months ended June 30, 2021 and 2020, we earned net income of $19,145,017 and incurred a net loss of $868, respectively. Net income for the six months ended June 30, 2021 consisted primarily of a $24,763,334 gain due to a change in the fair value of our derivative liabilities offset by professional fees and other expenses of $5,631,919.

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

Liquidity and Capital Resources

On August 12, 2019, our Sponsor purchased an aggregate of 20,000,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. On October 2, 2020, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On October 2, 2020, our Sponsor forfeited 7,062,500 Founder Shares for no consideration On November 20, 2020, our Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At June 30, 2021, our Sponsor and four independent directors (collectively, the “Initial Shareholders”) held, collectively, 11,250,000 Founder Shares.

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

During the six months ended June 30, 2021, we earned interest income of $13,602 on investments held in the Trust Account.

At June 30, 2021, we had cash held outside of the Trust Account of $1,121,886, which is available to fund our working capital requirements.

At June 30, 2021, we had current liabilities of $57,420,553, including derivative liabilities of $34,773,333 related to the fair value of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, deferred underwriting discounts of $15,750,000, a promissory note payable to our Sponsor of $2,000,000, and accrued professional fees and other expenses of $4,717,220 primarily due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after June 30, 2021, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of June 30, 2021.

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

Net (Loss) Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At June 30, 2021, we had outstanding warrants and forward purchase contracts to purchase up to 36,333,333 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. At June 30, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the three and six months ended June 30, 2021 and 2020, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. On February 16, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our President and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in connection with the preparation of this Form 10-K/A, our management re-evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020.  Based upon that evaluation, and in light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies issued by the staff of the SEC issued on dated April 12, 2021 (the “SEC Staff Statement”), our President and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its financial statements as described in the Explanatory Note to the Company’s Form 10-K/A, filed with the SEC on May 14, 2021, our disclosure controls and procedures were not effective as of December 31, 2020.

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

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the three and six months ended June 30, 2021, are fairly presented, in all material respects, in accordance with US GAAP.

Remediation Plan

The Company remediated this material weakness by, among other things, devoting significant effort and resources to the remediation and improvement of its internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. The Company enhanced its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its securities and financial statements. The Company provided enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The actions taken by the Company were subject to ongoing senior management review and Audit Committee oversight. As a result of the foregoing efforts, management concluded that as of the filing date, the material weakness had successfully been remediated.

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

On October 2, 2020, the Sponsor forfeited 7,062,500 Founder Shares for no consideration. On October 2, 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.002 per share. On November 20, 2020, our Sponsor forfeited 1,687,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At June 30, 2021, our Sponsor and our four independent directors held, collectively, 11,250,000 Founder Shares.

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

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated herein by reference as indicated.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG PACE TECH OPPORTUNITIES CORP.

Date: August 11, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: August 11, 2021	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)