Form 10-K
period 2021-12-31
Nerdy Inc.
filed 2022-02-28
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-39595
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No ☒
The aggregate market value of the Class A ordinary shares held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $446,850,000.
Indicate the numbers of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class A common stock, par value $0.0001 per share - 83,912,799 shares of common stock as of February 14, 2022
Class B common stock, par value $0.0001 per share - 74,182,694 shares of common stock as of February 14, 2022

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference into Part III of this report.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Additionally, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “approximately,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “seeks,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:
•our market opportunity, including our new institutional strategy;
•the ability to maintain the listing of our Class A common stock and our warrants on the New York Stock Exchange, and the potential liquidity and trading of such securities;
•the ability to recognize the anticipated benefits of the Reverse Recapitalization (as defined in sections below), which may be affected by, among other things, competition, the ability to grow and retain our key employees, and our ability to deploy cash effectively;
•costs related to being a public company;
•changes in applicable laws or regulations;
•our ability to raise financing in the future;
•our ability to effectively and strategically use the cash received in connection with the Reverse Recapitalization;
•our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;
•the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
•regulatory developments in the U.S. and foreign countries;
•the impact of laws and regulations;
•our ability to maintain innovative, highly scalable technology;
•our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•our financial performance;
•the effect of COVID-19 on the foregoing; and
•other risks and uncertainties included under “Risk Factors” in Part I, Item 1A of this report.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

SUMMARY OF RISK FACTORS
We are subject to a variety of risks and uncertainties, including risks related to our business model, operations, and growth strategy, regulatory risks, risks related to intellectual property, and risks related to the ownership of our Class A common stock, our status as a public company, and the tax receivable agreement, which could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows. Risks that we deem material are described under “Risk Factors” in Part I, Item 1A of this report. These risks include, but are not limited to, the following:
•We have a limited operating history, which makes it difficult to predict our future financial and operating results, and we may not achieve our expected financial and operating results in the future;
•We have incurred significant net losses since our formation, and we expect our operating expenses to increase significantly in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability;
•We contract with some individuals and entities classified as independent contractors, not employees, and if federal or state law mandates that they be classified as employees, our business may be adversely impacted;
•We operate in an industry with extensive intellectual property litigation, and we have been, and may be in the future, subject to claims related to a violation of third-party’s intellectual property rights. Such claims against us or our important vendors and suppliers, even where meritless, can be costly to defend and may hurt our business, results of operations, and financial condition;
•Failure to adequately protect our intellectual property and other proprietary rights could adversely affect our business, results of operations, and financial condition;
•A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of Class A common stock to drop significantly, even if our business is performing well;
•Our public warrants may never be in the money, and they may expire worthless, and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment;
•We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless;
•We may be required to make payments under the tax receivable agreement for certain tax benefits that Nerdy Inc. may claim, and the amounts of such payments could be substantial;
•In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the tax receivable agreement;
•We will not be reimbursed for any payments made under the tax receivable agreement in the event that any tax benefits are subsequently disallowed;
•Many of our learners are minors, which may subject us to significant and/or heightened litigation risks, regulatory scrutiny, and reputational damage;
•We may be exposed to claims and losses, including class action lawsuits, brought by or on behalf of our learners or experts, which could have a material adverse effect on our business;
•Our business depends heavily on the adoption by new and existing customers of one-on-one instruction, small group classes, large format group classes, adaptive self-study, and other online learning offerings. If we fail to attract new learners or retain existing learners, our revenue growth and profitability will suffer;
•We rely on our new and existing learners to drive utilization and to generate revenue and pay for our services;
•Our reputation, brand, and the network effects among experts and learners on our platform are important to our success, and if we are not able to maintain and continue developing our reputation, brand, and network effects, our business, financial condition, and results of operations could be adversely affected;
•If we are not successful in launching and/or scaling up our new institutional offering to education systems, we could suffer losses and our results of operations will suffer;
•Contracts with education systems present unique risks and uncertainties that are not present when selling directly to learners;
•We have grown rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, the success of our business model may be compromised;

•Our financial performance depends heavily on learner retention within our offerings, and factors influencing learner retention may be out of our control;
•We face competition from established, as well as other emerging companies, which could divert customers to our competition, result in pricing pressure, and significantly reduce our revenue;
•Part of our revenue is based on demand related to certain tests and admissions to certain types of schools, which could face headwinds;
•We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business;
•Computer malware, viruses, hacking, phishing attacks, spamming, and other cyber-related incidents could harm our business and results of operations;
•Changes in laws or regulations relating to consumer data privacy or data protection, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could materially and adversely affect our business;
•A regional or global health pandemic, including COVID-19, could severely affect our business, results of operations, and financial condition due to impacts on learners and experts that use the platform, and consumer and institutional spending more broadly, as well as impacts from remote work arrangements, actions taken to contain the disease or treat its impact, and the speed and extent of the recovery; and
•We did not design and maintain an effective control environment that meets our accounting and reporting requirements.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations, and cash flows.

PART I
ITEM 1. BUSINESS.
Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to “Nerdy,” “the Company,” “us,” “our,” or “we” mean Nerdy Inc. and its consolidated subsidiaries.
Mission
Our mission is to transform how people learn. We are enabling access to high quality, personalized, live learning in any subject, anywhere, at any time.
Business Overview
We operate a platform for live online learning. Our mission is to transform the way people learn. Our purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including one-on-one instruction, small group classes, large format group classes, and adaptive self-study. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our offerings include Varsity Tutors for Schools, a product suite that leverages our platform capabilities to offer our online learning solutions directly to education systems, and StarCourses, our free celebrity-led, live large group classes.
Our platform delivers value to both Learners, who are our customers, and Experts. We have built a diversified business across multiple audiences, including: K-8, High School, College, Graduate School, Professional and Adult. Learners and Experts come to us for convenience, value, and a superior learning experience. We believe we have built a scalable platform that allows us to drive growth, satisfaction for Learners, and retention across audiences and subjects, as well as allowing Experts to generate income from the convenience of home.
Every day millions of students and professionals in our country struggle to get the help they need to master the subjects and skills they are attempting to learn. Whether it is seeking help understanding algebra, chemistry, learning to code, studying for a nursing exam, or attempting to comprehend thousands of other topics, Learners are increasingly looking for help to supplement their in-classroom education or on-the-job training. We created Nerdy to help these Learners get the help they need from the Experts who are most qualified to provide the assistance.
The breadth of our platform offering in terms of both subject and learning format, combined with our ability to build trust, own the customer relationship, and make good on our customer promises has allowed us to generate high customer satisfaction. This relationship with our customers and a relentless focus on delivering an exceptional customer experience enables longer-term and higher lifetime value relationships with Learners.
We attract Experts to our platform who are highly qualified to instruct across a variety of audiences and subjects. We offer Experts the opportunity to generate income from the convenience of home with less hassle, deliver a superior online instruction experience, and empower them to help people learn. Our technology platform matches Learners to the Experts who are qualified to provide the unique assistance our Learners need, which results in long-term highly-satisfied customer relationships that generate sustained income for the Experts.
Finding the exact right Expert to meet the specific and unique needs of a Learner is a critical driver of having a successful learning experience and has a profound impact on Learner satisfaction. Our technology platform identifies and curates the top Experts in every subject, which enables us to match Learners to the Experts who are ideally qualified to help them learn. The result is an exceptional experience for Learners. We use AI to select the ideal Expert for a given Learner’s needs, taking into account approximately 100 variables, including Learner and Expert attributes, diagnostic assessments, and data from past learning experiences. We believe quality matching is a key differentiator for Nerdy, something that legacy offline models and online directories struggle to do well.
Nerdy’s multi-format online learning destination improves access and lowers cost barriers to high-quality, live learning and other additive learning resources. Our product suite includes paid one-on-one instruction and small group class products, in addition to free live large-format online classes that are interactive and can accommodate 500 to 50,000+ Learners, including classes taught by celebrity scientists, astronauts, and wildlife experts. Additionally, Nerdy’s library of hundreds of thousands of resources, including online adaptive diagnostic tests and practice problems, are offered completely free for Learners. Our free content helps attract new users to our platform and complements our paid product offerings by increasing retention of our existing users.

Our platform and multiple learning formats allow us to deliver value in more ways and establish lasting relationships between Learners and Experts. This generates powerful network effects in our business: high customer satisfaction attracts more Learners to our platform, which in turn attracts more Experts as well. These dynamics have allowed us to deliver durable growth and healthy unit economics.
For the year ended December 31, 2021, Active Learners increased by 46% from approximately 87 thousand in 2020 to approximately 127 thousand in 2021, while paid online sessions increased by 73% in the same time frame from 1,113 thousand to 1,921 thousand sessions. “Active Learners” is defined as the unique number of Learners attending a paid online one-on-one instruction, a paid online class, or a paid group tutoring session in a given period.
Revenue for the year ended December 31, 2021 increased $36,696 thousand from $103,968 thousand to $140,664, or 35%, compared to 2020. Online revenue increased by $43,224 thousand from $97,440 thousand in the year ended December 31, 2020 to $140,664 thousand in the year ended December 31, 2021, an increase of 44% year over year. We completed the transition to delivering live instruction 100% online in April 2020. We scaled and integrated several new services, including one-on-one instruction and small group classes, as well as free services including large format group classes, and adaptive self-study together into a single comprehensive learning destination. These initiatives drove revenue growth throughout the second half of 2020 which continued through 2021.
For the year ended December 31, 2021, gross profit increased to $93,964 thousand from $69,134 thousand for the year ended December 31, 2020, and for the year ended December 31, 2021, gross margins increased to 66.8% from 66.5% for the year ended December 31, 2020. Gross profit expansion was driven by the adoption of one-on-one online learning, expansion across more subjects and more audiences (driven by professional and learning differences), and growth in our small group class format.
Our net loss in the year ended December 31, 2021 was $30,679 thousand, compared to a net loss of $24,663 thousand in the year ended December 31, 2020.
Our Two-Sided Network
Nerdy connects Learners of all ages with the Experts they need to advance and develop in-demand skills, pass critical exams and certifications, excel academically, and live up to their potential. Nerdy allows people to learn in over 3,000 subjects, online, when they want, from the convenience of home, school, and any other location at the click of a button.
Learners
We serve a diverse population of audiences across the entire learning life cycle from kindergarten all the way through professional and adult. Learners use our platform for a broad set of purposes:
•to proactively improve their academic performance;
•to remediate academic underperformance;
•for enrichment to learn about a subject they are passionate about or to advance a foundational skill they want to develop;
•to learn new professional and technical skills;
•to obtain professional and technical designations and certifications;
•to maximize their chances of admission into their school or program of choice, spanning private schools, to undergraduate programs, to graduate school, and beyond; and
•to address COVID-19-related learning loss.
Through a platform and product-led approach to growth, combined with sales and marketing efforts, we continue to engage, retain and grow our Learner base. In 2021, we had over 126 thousand Active Learners, representing a 46% increase compared to 2020, and in 2020, we had approximately 87 thousand Active Learners, representing a 37% increase compared to approximately 63 thousand Active Learners in 2019.
Our value proposition for Learners
•Trust: We are relentlessly focused on delighting our Learners and building a powerful brand founded on the principle of trust. It is our objective that Learners believe that Nerdy is a trusted online learning destination.
•Quality Experience: Learners choose our platform because of the superior learning experience we provide and the intuitive and purpose-built technology we offer to interact with the Experts. Our AI-powered Learner-Expert matching engine intelligently matches Learners with Experts who best fit their specific needs in order to deliver effective live learning. Additionally, Learners benefit from our modern technology and learning tools, including adaptive testing capabilities, that support a collaborative interaction and optimize the learning experience.
•Convenience: Our platform makes learning engaging and accessible. Learners can access thousands of Experts on Nerdy’s platform using numerous devices, providing them with the ability to learn across our various learning formats anytime and from anywhere, including at pre-scheduled times and on-demand.
•Purpose-Built Technology: Our platform was designed specifically for learning with interactive technology tools such as two-way video, collaborative work-spaces, recording and replay capabilities, and adaptive diagnostic testing, as well as integrated personalization features to facilitate instruction and provide a more engaging and enjoyable experience to Learners.
•Expansive Range of Subjects: We are focused on developing breadth and depth in our subject catalog. The over 3,000 subjects we currently offer our Learners serves their needs across the entire learning lifecycle.
•Cost Effective: We believe we provide the best value for our Learners by offering a cost-effective and superior learning experience in comparison to traditional offline learning models. The flexibility of access provided by our platform along with the expansive subject catalog and multi-format learning experience at varying price points alleviates the inefficiencies of legacy models.
Experts
Our platform attracts highly qualified and experienced Experts, who are passionate about helping people learn and interested in earning supplemental income in a flexible and convenient manner. They come from varied backgrounds, including teachers, professors, professionals, graduate and college students, retirees, and self-employed individuals. Our rigorous multi-step interview and vetting process leverages technology, including AI and process automation, and conditional human review for candidate evaluation. This confluence of technology, process automation, and AI allows us to source high quality Experts at scale with minimal human labor, making the process highly scalable and efficient. We have strong and growing engagement in the Expert network, and have the ability to scale with demand.
Our value proposition for Experts
•Large Learner Population, Strong Income Potential, Less Hassle: Our platform empowers Experts with the convenience of immediate access to a large audience of Learners, providing the opportunity for meaningful supplementary earnings without the required effort to find new customers and without geographical constraints.
•Flexibility: As the modern workforce mindset shifts toward flexibility and choice, our platform empowers Experts to work from wherever, whenever, and however they want. Giving them convenience and control over their work schedule and providing them with work they can be proud of.
•Purpose-Built Technology: Our platform empowers Experts with interactive technology features such as two-way video, collaborative work-spaces, recording and replay capabilities, and adaptive diagnostic testing, as well as integrated personalization features to make delivering online instruction easy.
•Frictionless Payment Processing: We ensure the Experts are paid on-time and securely with frequent direct deposits, alleviating administrative burden and hassle and allowing them to focus on helping Learners learn.
Market Network Effects
Our platform benefits from several positive and reinforcing network effects. As we leverage technology to improve the match quality between Experts and Learners, we are able to improve the experience on both sides of our network. Our AI leverages over 100 million usable data points to personalize the experience for each Learner and Expert. The result is a high-quality learning experience across over 3,000 subjects. The higher the quality of Experts on our platform, the more Learners are attracted to our platform.
More Learners on our platform leads to more earning opportunities for Experts and more high quality and rewarding interactions. Our algorithms allocate more work to the best Experts, which helped lead to increased engagement among Learners and Experts with paid sessions per Expert being up 19% in 2021 compared to 2020. Additionally, access to high-quality Experts has enabled us to add more subjects and more learning formats to our platform. We have built a comprehensive online learning destination that provides Learners of all ages with multiple ways to learn beyond one-on-one instruction. This has resulted in 46% Active Learner growth in 2021 compared to 2020.

Industry Background and Key Trends
There are several favorable trends in the learning market that make our platform and proposition appealing on both sides of the network and we believe that our business will disproportionately win as these category dynamics shift.
•Changing Workforce Dynamics: The advent of technology has dramatically changed how people view work, and platforms that enable interactions directly between providers and consumers are disrupting traditional, antiquated models. The shifting mindset of today’s workforce towards seeking flexibility, freedom, and personal fulfillment has enabled transformation of several categories in recent years. We believe these dynamics will also fundamentally change the way people learn. We have a significant opportunity to leverage technology to connect highly qualified Experts directly to Learners of all ages and to enable high quality live learning at scale.
•Secular Digitization of Learning: While the learning industry has historically been a laggard for online adoption, we believe it is at an inflection point and is now undergoing rapid digital transformation. Technology has lowered the barriers for individuals to access learning opportunities and connect with Experts on a global scale and is removing the inefficiencies of in-person interactions, increasing affordability, extending geographic access, and providing flexibility and convenience through on-demand online models. AI is the theory and development of computer systems able to perform tasks that normally require human intelligence. Machine learning is a method of data analysis that automates analytical model building. It is a branch of AI based on the idea that systems can learn from data, identify patterns, and make decisions with minimal human intervention. We leverage both internally developed and externally licensed capabilities related to AI, which allows large data sets to be leveraged and understood in a way that can generate substantial insights that drive the personalization of the learning experience. Increased digital connectivity between Learners, Experts, and other key stakeholders is improving communication and accountability to provide increased transparency into Learner achievement. These trends have only accelerated as the COVID-19 pandemic has provided an enormous catalyst, with global digital learning projected to grow at a 30% compound annual growth rate (“CAGR”) over the next seven years, according to GSV Ventures.
•Consumerization of Learning: The transition in modern Learners’ preferences towards finding, curating, and managing their own learning is reshaping the learning markets and contributing to the digitization of learning. These consumers experience the same level of agency and modern technology-enabled approach they experience in other categories that have digitized. As a result of this shift in consumer behavior, learning providers have emerged that focus on direct-to-consumer models making learning resources, including live learning, available broadly and on-demand. By providing numerous learning formats to help Learners access top Experts across a multitude of formats, including adaptive self-study tools, our platform empowers both Learners and Experts to have more agency, optimize interactions, and enhance their learning and instructing experience.
•Pandemic’s Impact on Learning Proficiency: The abrupt shelter-in-place directives led to prolonged closures in 2021 and 2020 of K-12 schools and colleges and universities throughout the United States (the “U.S.”). These closures have been a significant driver of learning loss in the last two years for students across the U.S. A recent McKinsey study suggests students are four months behind in mathematics and three months behind in reading with students where they otherwise would have been prior to the pandemic. The McKinsey report also notes the federal government has committed more than $200 billion to K-12 education through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Coronavirus Response and Relief Supplemental Appropriations Act (the “CRRSAA”), and the American Rescue Plan (the “ARP”), which we believe will help to accelerate the adoption of third-party supplemental learning solutions by school districts, opening the door for the start of durable, long-term relationships. In the third quarter of 2021, we launched our institutional strategy with the introduction of Varsity Tutors for Schools, a new product suite that leverages the technology infrastructure and product capabilities originally developed for our consumer business, providing a single comprehensive Learning Platform as a Service platform that allows institutions to roster entire student bases and deploy solutions for different segments of students. The offerings are highly customizable and can be deployed by school administrators across large student populations in a scalable manner to meet the needs of their specific student populations. We expect Varsity Tutors for Schools will also be a strong partner for universities and other higher-education institutions as they continue to evolve their offerings to attract and support their diversified student populations. We view partnering with education institutions, including K-12 school districts and universities, as a durable, long-term opportunity to help improve the way supplemental learning is administered.
•Shift to Lifelong and Skills-Based Learning: Our economy has evolved to a knowledge-based economy, with employers competing for workers with the most job-appropriate and up-to-date skill sets. Additionally, technological advancements and their resulting transformational changes across industries are impacting skill requirements in today’s workplace. According to the Future of Jobs Report 2020 published by the World Economic Forum, companies hope to internally redeploy 50% of employees displaced by technological automation and augmentation. As a result, today’s workforce needs to constantly learn new concepts and skills to keep pace with fast-changing job requirements without the heavy penalty of having to temporarily exit the workforce. The Future of Jobs Report 2020 believes that companies looking to ensure success of these redeployment strategies will, among other things, need to direct their employees to effective resources and meaningful curricula. Our learning platform is ideally positioned to provide today’s professionals the flexibility to continue their learning journey at their convenience while acquiring the requisite skills across a vast range of subjects and multiple learning modalities, and also provide their employers with a return on their investment.
Our Market Opportunity
A recent industry report estimates that the global market for supplemental education in 2020 was estimated to be $1.3 trillion, excluding government-funded education. GSV Ventures estimates that online penetration of this market is expected to grow 5 fold over the next seven years, which represents a CAGR of 30%, providing significant macroeconomic tailwinds for our business. The market for direct-to-consumer learning is large, fragmented, and ripe for disruption. We believe that advances in technology - specifically the ability to deliver high quality, personalized instruction at an affordable price with more convenience - have created a tremendous opportunity to transform the way learning is delivered. Additionally, with the COVID-19-induced disruptions education institutions have endured in recent years, the receptivity to utilizing technology-enabled, innovative solutions has never been greater. We believe we are at the beginning of a long-term and durable shift in the way supplemental learning will be delivered - a shift that we believe will persist for years to come. We estimate our U.S. direct-to-consumer learning total addressable market was approximately $57 billion in 2020 and will grow to approximately $75 billion by 2025. We view our market opportunity across a handful of major categories:
•Academic Tutoring: Academic Tutoring encompasses private tutoring services availed by students from third-party training providers to supplement learning through academic education, including subjects such as STEM, arts, and foreign languages. The Academic Tutoring market in the U.S. as of 2020 is estimated to be $18.9 billion and is projected to reach $27.3 billion by 2025, according to Technavio’s U.S. Private Tutoring Market Report.
•Professional Certifications, Training, & Skills: Professional Certifications, Training, & Skills encompasses test preparation services tools, study materials, and live instruction delivered through online and blended learning models, serving professionals seeking new training, upskilling, or certifications. The size of this market in the US is estimated to be $11.3 billion in 2020 and is projected to be $14.3 billion by 2024, according to Technavio’s US Test Preparation Market Report.
•Enrichment: Enrichment encompasses instruction in non-academic segments such as enrichment, visual arts, and technology. The size of this market in the U.S. is estimated to be $5.5 billion in 2020 and is projected to grow to $6.2 billion by 2025, according to IBISWorld research from June 2020.
•Test Preparation: Test Preparation encompasses tools, study materials, and live instruction delivered through online and blended learning models, serving students in their preparation for elementary, high school, undergraduate, and graduate school exams. The Test Preparation market size in the U.S. as of 2020 is estimated to be $21.1 billion and is projected to reach $27.1 billion by 2024, according to Technavio’s U.S. Test Preparation Market Report.
In addition to the direct-to-consumer market, we also target relationships with education institutions. These institutions receive a large variety of funding sources. One such large increase for K-12 schools districts was the federal government committing more than $200 billion to K-12 education through the CARES Act, the CRRSAA, and the ARP. We believe Varsity Tutors for Schools, our new product suite that leverages our platform capabilities to offer our online learning solutions directly to education systems, is uniquely positioned to support school districts. We believe recent government funding allows us to enter the institutional market and establish partnerships with schools more efficiently than would have otherwise been the case, and is just the beginning of a durable, long-term trend that is being recognized by educators, administrators, and policy makers alike, that will lead to greater structural changes within supplemental education and how instruction is delivered to Learners.
Our Solution - A Comprehensive Online Learning Destination
To address the large market opportunity, we built Nerdy and our flagship business, Varsity Tutors, to be a leading, multi-format, online learning destination. We incorporate one-on-one instruction, live small and large group classes, and adaptive self-study tools to address the needs of Learners of all ages across more than 3,000 subjects.
Our platform-oriented approach to growth allows us to leverage the shared capabilities we have developed - that serve as building blocks that can be modified for different markets and audiences - and allows us to efficiently enter new markets and modify our product offerings to the unique aspects of each group of Learners. In doing so, we’re able to build solutions that improve quality, decrease cost, improve convenience, and meet the needs of Learners, enabling access to high quality live learning that would otherwise not exist in service of helping people learn.
One-on-One Instruction
Through our one-on-one instruction format, Learners receive a completely personalized learning experience. Our award-winning and purpose-built Live Learning Platform enables collaboration and interaction including features such as two-way video, collaborative workspace, and session recording that not only seeks to replicate the best aspects of the in-person learning experience online, but actually delivers an enhanced experience that was simply not possible offline. Learners use our platform to access highly qualified Experts, on a flexible schedule, from wherever they want.
We also built Instant Tutoring, an on-demand solution that provides Learners immediate access to live online one-on-one instruction 24 hours a day and 7 days a week with no prior appointment necessary. One-on-one instruction is typically purchased in packages of hours. Students can buy as little as one hour and use as little as 15 minutes at a time; however, Learners typically purchase a package of hours, which can be used in any subject, with a variety of Experts, at any time.
Live Group Classes
We offer a comprehensive, multi-format, learning experience to meet our Learners’ needs beyond one-on-one instruction. Our interactive, live, online classes allow Learners of all ages to connect in a collaborative and social environment and provide a lower cost solution than one-on-one instruction.
•Small Group Classes: Our Small Group Class format is re-inventing the in-person classroom online, allowing Learners to join up to 20 other peers for live lessons in a virtual classroom across a range of topics, including academic, enrichment, foreign languages, test prep, and professional certification. By using adaptive assessments to determine the proficiency of each Learner before placement, the class experience is more tailored to the individualized needs of participants. Classes are taught by highly qualified Experts with deep instructional and teaching experience. Through Q&A sessions, student projects, and individualized attention, the Experts are able to intimately engage with each Learner while providing a different, more social, less intensive, and lower cost solution than one-on-one instruction.
•Large Group Classes: Through our Large Group Class format, we can facilitate high quality scaled live learning experiences for 500 to over 50,000 students at any given time. Subjects offered range from academic, to test prep, to enrichment, all offered completely free of charge. This is both a “top of funnel” strategy that builds trust and awareness and that drives engagement among existing Learners. It also allows us to improve educational accessibility in a scalable way. Large Group Classes are often taught by celebrity Experts, who bring notoriety and additional excitement to the live class format.
Adaptive Self-Study
Our adaptive self-study solutions drive engagement with both new and existing Learners on the platform. Tools and resources, such as adaptive assessments, practice problems, and videos to help Learners progress at a pace that works for them, are offered completely free of charge. Our collection of over 200 thousand standards-aligned practice problems, quizzes, flashcards, and diagnostic assessments are delivered on our platform and via our mobile apps at no cost, enabling millions of Learners to access quality asynchronous tools to improve learning outcomes. Using the latest advances in learning science and AI, our adaptive assessments can measure a Learner’s proficiency in a given subject in as little as 20 minutes.
Learning Platform as a Service
Our Learning Platform as a Service offers a customizable set of solutions allowing learning to be “always on” and available for Learners. By offering a comprehensive suite of learning solutions, institutions can add services and product offerings over time as needs evolve, allowing Nerdy to be a long-term partner to institutions as they seek recurring and durable relationships.
Our Learning Platform as a Service offering leverages the technology infrastructure and product capabilities originally developed for our consumer business, providing a single comprehensive software platform that allows institutions to roster entire student bases and deploy solutions for different segments of students. Today, this solution includes live instruction (1:1 up to 1:5 live tutoring and small group classes) and adaptive diagnostic assessment and measurement of progress (mapped to state standards). Importantly, by using adaptive diagnostic assessments to determine the subject proficiency of each Learner, our platform based approach enables students of similar subject level mastery to receive personalized instruction in a small group setting. In the future, our Learning Platform as a Service may include enrichment programming, chat-based academic support, solutions for students with Learning Differences, SaaS products, and other educational tools. The offerings are highly customizable and can be deployed across large populations in a scalable manner to meet the needs of specific populations.

Our Competitive Strengths
Innovative, highly scalable technology platform purpose-built for online learning.
We have built our proprietary technology platform from the ground up with the purpose of transforming how people learn. We leverage technology, through AI, process automation and other technology, to scale high quality, live instruction, and our platform is designed to optimize online Learner-Expert interactions through tech-enabled features. Our platform is built to scale quickly to accommodate high volumes, and the rapid introduction of new learning formats and subjects. In 2021, our platform hosted 1,921 thousand paid online sessions serving approximately 127 thousand Active Learners, representing 73% and 46% year-over-year growth, respectively. Our large classes format served approximately 200 thousand Active Learners in 2021. We believe our highly scalable platform provides us with opportunities to continue to grow with relatively low capital expenditure requirements, where we build a capability or product one time, and leverage it many times across different markets and audiences.
We provide an engaging and enjoyable learning experience for both our Learners and the Experts. The engagement of Experts on the platform is growing, demonstrated by the increase in paid sessions per active Expert in 2021 of 19% compared to 2020. Our high-quality free large class format drives incremental traffic, brand awareness, and engagement on our platform. As a result of our commitment to quality, we have become a trusted online learning destination with Learners believing Varsity Tutors offers high quality instruction and is a brand they can trust.
Strong unit economics
We generate revenue from our Learner’s consumption of paid online sessions across both one-on-one instruction and group classes. In 2021, we generated $1.1 thousand per Active Learner. As a result, our customers are profitable on their first package purchase, unlike many other two-sided platform business models that depend on substantial retention before an individual customer is profitable. Additional formats and our adaptive self-study capability provide the opportunity to consume more free and paid resources through our platform, which has proven to further extend the lifetime value of our Learners.
Superior learning experience powered by a rich dataset
As a result of our online direct-to-consumer model, we are able to instrument and capture a rich dataset that we utilize to enhance the learning experience throughout the customer journey, which also creates a data-driven competitive advantage that would be hard for competitors to replicate. We leverage technology, through AI and process automation, to rigorously identify and vet highly qualified Experts to ensure high quality instruction at scale is consistently delivered to Learners. As one example, our AI powered proprietary matching algorithm analyzes approximately 100 attributes per Learner and Expert to identify the Learner-to-Expert matches with the highest projected probability of a successful interaction. Our data asset grows more valuable as the platform scales, allowing us to better leverage the growing dataset of learning interactions to better personalize the Learner experience. We are leveraging software and AI to scale personalized learning in a way that we believe is unparalleled and nearly impossible to replicate via an antiquated in-person model.
Founder-led, seasoned management team
We are a company of thinkers, builders, and innovators with a passion for learning. Our management team brings extensive technology, consumer brand, e-commerce, and institutional sales experience, and together with our founder, are deeply passionate about transforming how people learn through technology. We embrace diversity of experience, thought, and skill sets to ensure our team has complementary strengths to succeed in a rapidly evolving industry.
Our Growth Strategy
We have multiple growth vectors that will enable us to further scale our platform by attracting and retaining more Learners and Experts through more deep and meaningful relationships.
As a leading provider of live, online learning and one of the largest platforms for live, online learning in the U.S., we attract and help Learners across multiple audience segments and subjects. We are continually investing in broadening our existing catalog of over 3,000 subjects for audiences across the learning lifecycle, including live instruction solutions, as well as proprietary content used for adaptive self-study. We consistently invest in improving our capabilities, technology architecture, and developing new solutions that can be leveraged across new markets and audiences. Two such recent examples include expanding our subject coverage to include one-on-one, small group, and adaptive assessment for Professionals and separately, students with Learning Differences. There is also considerable and relatively untapped opportunity to extend our platform to reach audiences beyond the U.S. We believe that as our range of subjects offered and audiences served through the platform grows across learning categories, our market presence and brand recognition will expand, driving more Learners and Experts to our platform.

Direct-to-Consumer Audience
Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including one-on-one instruction, small group classes, large format group classes, and adaptive self-study. We are focused on further penetrating our core audiences and continuing to improve the product and customer experience in order to further expand our appeal among our direct-to-consumer audience. We are constantly exploring new methods of learning that will allow us to broaden our appeal to more Learners. We continue to improve the breadth of our class products, including small group classes; make the class experience more immersive and interactive; add selection; optimize pricing; and grow our live class offerings as we increase our penetration in this large and growing market. We have seen strong demand and increasing engagement as we continue to evolve our services and products to better serve our multiple direct-to-consumer audiences.
Institutional Audience
The education system in the U.S. is under tremendous stress, creating an environment with immense opportunity for transformation. While COVID-19 accelerated and amplified some of the acute challenges that existed before the pandemic, adding incremental headwinds in the process, it also created an environment where new solutions to these challenges are not only welcome, but actively being pursued. And with recent advancements in technology, like the learning solutions Nerdy offers, transforming the way people learn has never been more possible.
We believe we are on the brink of what we call “the Great Unbundling of Education,” as school administrators and educators are beginning to rethink how they can deliver the best outcomes for students, looking for new solutions beyond the traditional approach, which historically solved learning demands only with internal and in-person resources. Educators and students now have the opportunity to embrace not only the wealth of digital content options available, but also the increasingly flexible and personalized learning experiences that drive student outcomes.
Schools are experimenting with delivering education during non-traditional hours, such as after school, on the weekends, and during the summer. Schools and universities across the country are also beginning to redesign their physical spaces to foster more interaction and small group work, using technology as an enabler. School leaders are more open than ever before to using online solutions, and are recognizing the value third-party platforms can bring to complement existing classroom instruction, including in scaling evidence-based, high-dosage tutoring. We call this the era of “Unlimited Learning” and view this as the beginning of a durable, long-term category trend - a trend that is being recognized by educators, administrators, and policy makers alike.
In August 2021, we launched our institutional business, Varsity Tutors for Schools, which leverages and builds on our existing platform capabilities to offer education institutions, including school districts, the ability to deploy our solutions across large groups of students. Our Learning Platform as a Service offering leverages the technology infrastructure and product capabilities originally developed for our consumer business, providing a single comprehensive software platform that allows institutions to roster entire student bases and deploy solutions for different segments of students. The offerings are highly customizable and can be deployed across large populations in a scalable manner to meet the needs of specific populations. With the strategic investments we are making to adapt our platform for institutions and school districts, we are well-positioned to be the unlimited learning solution of choice. Our unique and scalable platform leverages millions of data points to deliver live, personalized learning, offering administrators and school officials a critical solution as they lead the next generation of Learners.
Importantly, we believe the capabilities we are building represent only the beginning of our institutional go-to-market strategy, as our Learning Platform as a Service can easily be adapted and leveraged to serve new audiences beyond schools, such as universities, businesses, and other organizations, driving revenue growth and scale for years to come.
Product Innovation and Adaptation Supporting Changing Needs of our Audiences
We build new products and technology capabilities that will enable us to better meet Learner and Expert needs in the future, support innovation, and help drive continued growth while further strengthening our competitive moat. As we gain further scale, our ability to leverage data to infuse more personalization throughout the experience compounds. This leads to improved retention, monetization, and organically driven growth of new Learners and Experts using the platform. It also allows us to more effectively enter new markets and serve new audiences. We continue to evolve and enhance our product experience to build relevance and find solutions to unmet needs across all of our audiences, which opens up new avenues for new growth and lifetime value expansion, and otherwise accelerates our product roadmap.
Targeted acquisitions
Our objective is to leverage our leadership position, deep experience in the sector, and the scale of our platform to opportunistically acquire businesses that unlock additional technology capabilities and provide our Learners with transformative learning technologies that drive continuous improvements across our platform and the user experience.

Our Technology Platform
Technology is at the core of everything we do. Our direct-to-consumer and institutional models are driven by a scalable technology infrastructure that is engineered for learning. We consistently invest in improving our capabilities and technology architecture, as well as in developing new solutions that can be leveraged across new markets and audiences. Our platform is supported by a team of highly experienced and talented developers. Importantly, the investments we make to support a learning solution for one audience can be scaled to apply to new audiences, resulting in returns that are multiples of our initial investment. At our core, we are a technology business and technology investments persist throughout all aspects of the Learner and Expert journey. There are specific groupings of core competencies, or layers, highlighted below, that we believe to be particularly differentiated and powerful. We collectively call them AI for HI™, short for Artificial Intelligence for Human Interaction. The four layers collectively form our operating system that is engineered for learning.
The core layers that form the foundation of our platform are:
•Data Lake: We have built a rich database of learning interactions, capturing years of critical Learner and Expert data that we use to optimize learning on our platform. We have accumulated millions of hours of recorded live instruction, instrumented every interaction, captured a multitude of individualized attributes for Learners and Experts, and have built an adaptive self-study platform that records every practice problem and answer. We leverage technology and software to take our vast dataset to build personalized learning pathways and to enhance the learning experience. As the platform grows, the dataset and our cumulative intelligence grows. This enables even more personalization and unlocks powerful network effects that serve as a competitive advantage that is difficult for others to replicate.
•Curation Layer: The curation layer of the platform utilizes our database of past learning interactions, built over several years through over 100,000 hours of recorded video interviews, to identify critical traits, knowledge, and experience in Experts that correlate to better learning outcomes, which allows us to be highly selective and source the best Experts.
•Matching Layer: Our AI-powered Learner-Expert matching engine analyzes approximately 100 high dimensional features per Learner and Expert to identify the Learner-to-Expert combination with the highest projected probability of a successful interaction. Since 2012 our platform has identified over 800 thousand successful Learner-to-Expert matches based on over 100 million usable data points generated from Learner and Expert attributes, past matching, learning interactions, website and marketing event interactions, and self-study interactions.
•Adaptive Learning Layer: Our platform delivers personalized learning at scale. The system adapts after every learning interaction, which matures and compounds its intelligence to deliver increasingly better guidance to the Learner. Model-derived insights using our rich database of past interactions and Learner attributes continuously adapt the sequencing of the content and learning after every learning interaction, which personalizes the learning path to mastery.
•Interaction Layers: We have designed our platform to optimize the Learner-Expert interaction through two-way video, collaborative workspaces purpose-built for learning, a companion app to enhance the interactivity of sessions in real-time, reference tools, proprietary and third-party content integrations, and additional subject-specific tools. These features enable effective on-demand, integrated, and personalized live learning interaction that increases engagement and Learner satisfaction. Our interactive learning platform serves multiple learning formats meeting the individual preferences of each Learner and empowering them to acquire knowledge in any chosen subject.
Seasonality
For information about the seasonality of our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.
Competition
Although we have built a scaled and differentiated platform for live learning, we compete with a variety of competitors both online and offline. We believe that the vast majority of our competition is from offline competitors. Within this market, there exist thousands of companies and hundreds of thousands of individuals that provide supplemental instruction and learning services. These span academics, test preparation, professional training and skills, adult learning, enrichment, and other categories. We believe that offline solutions are inferior to the online solution we have developed. Specifically, we believe that our platform is more efficient, convenient, effective, and affordable than most offline solutions. We believe this value proposition is a big factor in driving consumer adoption of online solutions like ours.
The offline market for live learning, both one-on-one instruction and small group classes, is large and fragmented. We compete for time and attention with many small and local businesses, small proprietorships, and larger national companies including franchises. While we believe our online technology driven solution offers significant benefits when compared to these offline options, we compete with them to attract Learners and Experts to our platform.

While we believe we are one of the few companies that offers a comprehensive destination for live learning online, we do compete with other direct-to-consumer and institutional solutions. Consumers have a variety of choices in terms of competitive options across our more than 3,000 subjects offered on the platform. Some of these competitors are well capitalized. We compete against a variety of tutor and class marketplaces and directories and also against companies that offer asynchronous and self-study products. We believe that consumer awareness is one of the primary barriers to the adoption of our online solution. While we have scaled to hundreds of thousands of users, many people in the U.S. and institutions are not aware of the online solutions we offer. Many still believe they need to drive to a brick-and-mortar location often during rush hour traffic to find supplemental learning assistance. We have invested millions of dollars to drive consumer awareness and believe that we will continue to raise awareness of the value and availability of our platform.
COVID-19 Pandemic
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty, including in our business. We are closely monitoring the impact of the COVID-19 pandemic and developments related thereto and are taking necessary actions to ensure our ability to safeguard the health of our employees, maintain our operations to serve Learners and institutions and Experts, and preserve financial liquidity to navigate the uncertainty caused by the COVID-19 pandemic. For additional discussion regarding the impact of the COVID-19 pandemic on our businesses and financial results, see “Risk Factors” in Part I, Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. Also, refer to “Human Capital - COVID-19 Response” within this section for information regarding actions we have taken on behalf of our employees.
Reverse Recapitalization
On September 20, 2021 (the “Closing Date”), TPG Pace Tech Opportunities Corp., an exempted company incorporated in the Cayman Islands (“TPG Pace”), and Live Learning Technologies LLC, a Delaware limited liability company (along with its wholly-owned subsidiaries, “Nerdy LLC”), consummated a business combination (the “Closing”), pursuant to the business combination agreement, dated as of January 28, 2021 (as amended, the “Business Combination Agreement”). Nerdy LLC is a holding company that is the sole owner of several operating companies, including its flagship business Varsity Tutors. Immediately prior to the Closing, TPG Pace became a Delaware corporation and was renamed Nerdy Inc. This transaction is referred to herein as the “Reverse Recapitalization.” As a result of the Reverse Recapitalization, Nerdy LLC is consolidated with and into Nerdy Inc.
The Reverse Recapitalization was accomplished through an umbrella partnership corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies (operating as partnerships) undertaking an initial public offering. The Up-C structure allowed legacy Nerdy LLC equity holders (the “Legacy Nerdy Holders”) to retain their equity ownership in Nerdy LLC, an entity that is classified as a partnership for U.S. federal income tax purposes, and provides potential future tax benefits for Nerdy Inc. when the Legacy Nerdy Holders ultimately redeem their pass-through interests for shares of Class A common stock in Nerdy Inc. as a result of a tax receivable agreement (the “Tax Receivable Agreement”). Under the terms of the Tax Receivable Agreement, 85% of these potential future tax benefits realized by Nerdy Inc. as a result of such redemptions will be paid to certain Legacy Nerdy Holders.
The following diagram illustrates the ownership structure of Nerdy Inc. and Nerdy LLC immediately following the Reverse Recapitalization. The equity interests shown in the diagram include 8,000 thousand shares or units of (i) Class A common stock in Nerdy Inc. or (ii) equity units in Nerdy LLC (and a corresponding number of shares of Class B common stock in Nerdy Inc.), as applicable, that comprise the earnouts (see Note 1 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for additional information regarding earnouts and their potential forfeiture).

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
47% OpCo Units + OpCo Warrants
53% OpCo Units + OpCo Warrants
Nerdy LLC

Human Capital
We are a remote-first company, which means that working remotely is the primary option for our employees. Much like online learning affords Learners the ability to find the best Expert for their needs irrespective of location, we believe a remote-first orientation enables us to access a significantly larger talent pool from which to hire, which can serve as a long-term competitive advantage. As of February 14, 2022, we had approximately one thousand full and part-time employees, none of whom are covered under a collective bargaining agreement.
Talent Acquisition, Development, Engagement, and Retention
We believe that our employees are our greatest asset and place a premium on the importance of their retention, growth, and development. We offer competitive compensation, including salary and equity, and benefits packages to meet the needs of employees in each region in which we operate. All employees are offered training and development opportunities, including unlimited free classes and 52 hours of free tutoring on our Live Learning Platform (for which they provide feedback on their experience with the platform, which helps us improve the platform).
Diversity, Equity, and Inclusion
We have a diverse talent pipeline that allows us to model our leadership principles, foster innovation, build high performing teams, and deliver results. We firmly believe that a diverse workforce enables stronger company performance, enhances culture, and better positions us to serve the varied needs of our customers. We aspire to and promote a welcoming, inclusive culture that values all people - regardless of sex, gender, race, color, religion, national origin, age, disability, veteran status, sexual orientation, gender expression, or experiences - through recruiting outreach, internal connection, and employee-led affinity groups. We are committed to being an organization that is as diverse as the audiences we serve, and that commitment is a part of every hire we make. As of February 14, 2022, approximately 68% of our employees were women and approximately 31% of employees were racially and ethnically diverse.
COVID-19 Response
The COVID-19 pandemic created many challenges for our employees that required us to increase the support we provide to employees. We became a remote-first company, which means that working remotely became the primary option for our employees. We provided technology and equipment for our employees to set up workspaces at home. We offered free enrollment in our School@Home program (in exchange for feedback on the program). We increased employee communications and outreach to help create a stronger feeling of team connection in a new virtual world, and established modest per-manager budgets for team-building activities each month.
Regulatory and Administrative Investigations, Audits, and Inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning the classification and compensation of Experts, data security, tax issues, unemployment insurance, workers’ compensation insurance, business practices, and other matters. Results of investigations, audits, inquiries, and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, reputational risks, and the diversion of management resources and other factors. For additional regarding the impact of regulatory and administrative investigations, audits, and inquiries on our business and financial results, see “Risk Factors” in Part I, Item 1A of this report.
Government Regulation
There are a variety of regulations that apply to how we operate our business, including, for example, regulations related to marketing efforts (such as the CAN-SPAM Act of 2003, the Telephone Consumer Protection Act of 1991 (“TCPA”), Federal Trade Commission (the “FTC”) guidelines related to communications with consumers, the Children’s Online Privacy Protection Act (“COPPA”), among others); regulations related to data privacy of consumers (such as the California Consumer Privacy Act (“CCPA”)) and how we process such information (such as the CCPA and other similar legislation that is or may be enacted (including the California Privacy Rights and Enforcement Act of 2020 (“CPRA”)), as well as data security and data breaches; regulations related to background checks as regulated by the Fair Credit Reporting Act (“FCRA”) and similar state laws and new hire reporting (for employees and independent contractors depending on the state) and other federal, state, and local laws of general applicability to employers, direct-to-consumer companies, and companies in general (these laws, regulations, and standards govern issues such as worker classification, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, personal injury, text messaging, subscription services, intellectual property, consumer protection and warnings, marketing, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application and website accessibility, money transmittal, and background checks).
There have been statutory changes and resulting ballot initiatives regarding independent contractor status that demonstrate certain sentiment among certain legislatures and the public (both favorable and unfavorable). There are also ongoing proposals as it relates to the classification of independent contractors in various states and cities, and there is potential for federal legislation regarding test(s) to determine whether independent contractors are properly classified by their putative employers. It is not possible to predict whether or when such legislative or judicial changes could or would be adopted or implemented, and there are certain proposals that, if adopted, could harm our business through a decrease in the number of Experts available through our platform or through a change to our unit level economics (in the event Experts are deemed to be employees). We may also run the risk of retroactive applications of new laws to our business model that could result in liability or losses.
We are also subject to data privacy and data security laws related to the personal information we collect from Learners (and Experts). It is not possible to predict whether or when such legislation may be adopted in additional jurisdictions (such as the CCPA that recently entered into force in California and the CPRA that was recently passed), and certain proposals, if adopted, could harm our business through a decrease in consumer registrations and revenues, or through a change in marketing strategies; however, a federal data privacy and security standard, which is also a possibility, may provide substantial clarity and benefits for businesses that collect and maintain such data.
These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.
As stated above, we remain subject to a variety of laws and regulations. We monitor changes to applicable state and federal regulations and believe we are in compliance with the existing interpretations or applications of such applicable state and federal regulations. There is also a possibility of retroactive application of new laws to the business as well.
For additional information regarding the impact of government regulation on our business and financial results, see “Risk Factors” in Part I, Item 1A of this report.

Data Privacy and Security
We prioritize the trust of Learners, Experts, schools, vendors, and employees, and place an emphasis on data privacy and security. The security and privacy programs are designed and implemented in an effort to address the security and compliance requirements of data related to Learners, Experts, schools, vendors, and employees.
We have a dedicated team of professionals that focus on application, network, and system security, as well as security compliance, education, and incident response. We maintain a vulnerability management program designed to identify security vulnerabilities on servers, workstations, and applications, and subsequent remediation of vulnerabilities. Regular internal and external penetration tests are also conducted and open items are remediated according to severity for any results found.
We rely on internet systems and infrastructure to operate our business, some of which are managed by third parties. We have implemented physical, technical, and administrative safeguards designed to help protect our systems. Our systems must be constantly updated, monitored, patched, and upgraded to optimize performance and protect against known and unknown vulnerabilities, material disruptions, or slowdown. We encrypt external data in transit and use security controls in order to control access to the resources containing personal data or other confidential information.
We design the platform, offerings, and policies to facilitate compliance with evolving privacy and data security laws and regulations. We post privacy policies online, and maintain certain other policies and practices relating to data security and concerning processing, use, and disclosure of personal information. We collect and use aggregated, end-user information to develop, provide, and improve our platform and offerings.
Our publication of the privacy policy and other statements regarding privacy and security may subject us to investigation or enforcement actions by state and federal regulators if they are found to be deficient, lacking transparency, deceptive, or misrepresentative of the practices. We also may be bound from time to time by contractual obligations related to its collection and use of certain personally identifiable information.
The privacy and data security laws and regulations to which we are subject, as well as their interpretation, are evolving and expected to continue to change over time. We continue to monitor the current landscape of privacy and security laws, as well as pending and emerging legislation, both in the U.S. and abroad. It is not possible to predict whether or when such legislation may be adopted in additional jurisdictions (such as enacted state privacy laws in California, Virginia, and Colorado, for example), and certain proposals, if adopted, could harm our business through a decrease in consumer registrations and revenues, or through a change in marketing strategies; however, a federal data privacy and security standard, which is also a possibility, may provide substantial clarity and benefits for businesses that collect and maintain such data.
Other privacy and data security laws and regulations to which we may be subject include emerging state legislation, COPPA, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, TCPA, and Section 5(c) of the Federal Trade Commission Act. Additionally, the Company may be subject to foreign privacy and data protection requirements including the European General Data Protection and Canada’s Personal Information Protection and Electronic Documents Act. More generally, the various privacy and data security legal obligations that apply to us may evolve in a manner that relates to our practices or the features of its mobile application or website. We may need to take additional measures to comply with the new and evolving legal obligations and to maintain and improve the information security posture in an effort to avoid information security incidents or breaches affecting personal information or other sensitive or proprietary data.
For additional information regarding the impact of data privacy and security on our business, see “Risk Factors” in Part I, Item 1A of this report.
Intellectual Property
We believe that our intellectual property rights are valuable and important to the business. We rely on trademarks, trade names, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to the platform are larger contributors to our success in the marketplace.
We have an ongoing trademark and service mark registration program pursuant to which it registers our brand names and product names, taglines, and logos in the U.S. and other countries to the extent it is determined to be appropriate and cost-effective. As of February 14, 2022, we have several registered and pending trademarks in the U.S. and foreign jurisdictions. Additionally, we have common law rights in some trademarks in the U.S. and foreign jurisdictions, as well as many registered copyrights in the U.S. We also have numerous registered domain names for websites that are used in the business, such as www.nerdy.com, and the businesses of the subsidiary entities, such as www.varsitytutors.com, and other businesses and their respective variations.

We continue to evaluate and act upon additional intellectual property protections to the extent we believe it would be beneficial and cost-effective to do so. Despite efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see “Risk Factors” in Item 1A of this report.
Available Information
We make available, free of charge, through our website (www.nerdy.com) reports we file with, or furnish to, the U.S. Securities and Exchange Commission (the “SEC”), including our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains an internet site containing these reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. All of these documents also are available to stockholders at no charge upon request sent to our corporate secretary (101 S. Hanley Road, Suite 300, St. Louis, Missouri 63105, Telephone: 314-412-1227). The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file with the SEC.
Information about our Executive Officers
The section below provides information regarding our executive officers as of February 14, 2022:
Charles Cohn, age 36, is our Founder, Chief Executive Officer and Chairman of our Board of Directors. Mr. Cohn founded the company in 2007. Mr. Cohn previously worked in energy & power investment banking at Wells Fargo Securities and venture capital at Ascension Ventures, which he then left to focus on growing Nerdy full-time at the end of 2011. He serves on the national council board of the entrepreneurship program at Washington University in St. Louis and on the Leadership Council of the Danforth Plant Science Center.
Ian Clarkson, age 50, has served as our President and Chief Operating Officer since January 2016. Prior to joining Nerdy, Mr. Clarkson served as the Chief Operating Officer of Sears Home Services, a direct-to-consumer business from July 2014 through December 2015, where he oversaw operations in the product, technology, sales, and field operations. Prior to his role at Sears Home Services, Mr. Clarkson spent 15 years at Amazon, where he worked in a variety of functions including technology, operations, service, and retail. Mr. Clarkson led the Seller Services business of Amazon for Europe, overseeing teams in nine countries, and also helped launch AmazonFresh, a direct-to-consumer business and continued its growth for over five years as its General Manager.
Jason Pello, age 42, has served as our Chief Financial Officer since October 2020. Previously, Mr. Pello served as our Vice President, Finance and Accounting from September 2019 until October 2020. Prior to joining Nerdy, Mr. Pello served as Vice President, Corporate Finance at Save-A-Lot, a revenue grocery chain owned by private equity from December 2017 until September 2019. Prior to that role, Mr. Pello served as Vice President, Internal Audit from November 2015 through November 2017, and Interim Vice President of Financial Planning & Analysis from October 2016 through November 2017, at Caleres (formerly Brown Shoe Company), a publicly traded shoe retailer.
Heidi Robinson, age 48, has served as our Chief Product Officer since July 2016. Prior to joining Nerdy, Ms. Robinson served as Vice President of Product & Customer Experience at Sears Home Services from November 2014 through May 2016. Prior to her role at Sears Home Services, Ms. Robinson spent time at Pro.com and Nordstrom Direct, as well as 14 years at Amazon, where she led product management for Kindle retail and AmazonFresh, among other efforts.
Chris Swenson, age 50, has served as our Chief Legal Officer and Corporate Secretary since August 2019, having started Nerdy’s legal department in May 2015 as its Vice President and General Counsel. Prior to joining Nerdy, Mr. Swenson was a partner at the national law firm of Polsinelli PC, and began serving as Nerdy’s outside counsel in 2008, shortly after it was founded.

ITEM 1A. RISK FACTORS.
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations, and cash flows. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the sections of this report entitled “Cautionary Note Regarding Forward-Looking Statements” in page 1 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.
Risks Related to Our Business Model, Operations, and Growth Strategy
We have a limited operating history, which makes it difficult to predict our future financial and operating results, and we may not achieve our expected financial and operating results in the future.
We have a limited operating history and we may not achieve our expected financial and operating results in the future. Further, we cannot assure you that our newer products and services, or any other products and services we may introduce or acquire, will be integrated effectively into our business, achieve or sustain profitability, or achieve market acceptance at levels sufficient to justify our investment.
Our ability to fully integrate these new services into our platform or achieve satisfactory financial results from them is unproven. Because we have a limited operating history and the market for our services, including newly built products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our most recent offerings. If the markets for direct-to-consumer or institutional, online learning platform do not develop as we expect or if we fail to address the needs of these markets, our business may be harmed. Some of our offerings, including small group classes, large format group classes, and adaptive self-study, have only been meaningfully integrated into our broader platform over the past year and thus have limited operating history.
You should consider our business and prospects in light of the risks, expenses, and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:
•execute on our relatively new, evolving, and unproven business model, including our shift in 2020 to operate 100% online;
•build new products and services, both internally or through third parties;
•acquire complementary products and services to expand our offerings and enhance our platform;
•attract and retain Learners and Experts and increase their engagement with/through our platform;
•manage the growth of our business, including increasing or unforeseen expenses;
•develop and scale a technology infrastructure to efficiently handle increased utilization by Learners, especially during peak periods;
•maintain and manage relationships with strategic partners;
•ensure our platform remains secure and protects the information of Learners, Experts, and other users;
•build and pursue a profitable business model and pricing strategy;
•compete with companies that offer similar services or products;
•expand into adjacent markets;
•navigate the ongoing evolution and uncertain application of regulatory requirements, such as privacy laws, to our business; and
•continue our expansion into new geographic markets, including markets outside the U.S.
We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations, and prospects may be materially and adversely affected.

We have incurred significant net losses since our formation, and we expect our operating expenses to increase significantly in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.
We have experienced significant net losses since our formation in October 2007, and we may continue to experience net losses in the future. Our net losses for the years ended December 31, 2021, 2020, and 2019 were $30,679 thousand, $24,663 thousand, and $22,439 thousand, respectively.
We expect to make significant investments in the building and expansion of our business and platform and anticipate that our cost of revenues and operating expenses will increase. Additionally, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We may not succeed in increasing our revenue sufficiently to offset these higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur significant losses in the future for a number of reasons, including slowing demand for online learning by consumers, slowing demand for our other products and services, increasing competition, including increasing price competition, decreasing spending on learning and education by consumers, impacts of the COVID-19 pandemic, and other risks described herein. We may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable and we cannot assure you that we will be able to achieve profitability, which will require us to scale our operations efficiently.
A regional or global health pandemic, including COVID-19, could severely affect our business, results of operations, and financial condition due to impacts on Learners and Experts that use the platform, and consumer and institutional spending more broadly, as well as impacts from remote work arrangements, actions taken to contain the disease or treat its impact, and the speed and extent of the recovery.
A regional or global health pandemic, depending upon its duration and severity, could have a material adverse effect on our business. For example, on March 11, 2020, COVID-19 was declared by the World Health Organization as a global pandemic, and has had numerous effects on the global economy. Governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures, including shutdowns and “shelter-in-place” orders suggested or mandated by governmental authorities or otherwise elected by companies as a preventive measure, have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets.
As a result of the COVID-19 pandemic, as near-term measures, we have transitioned most of our employees to remote working arrangements and closed most of our corporate, sales, product/engineering, and administrative offices in the U.S. (including not renewing and subleasing certain office space). Due to the uncertainty of COVID-19, we will continue to assess the situation, including abiding by any government-imposed restrictions, market by market.
Additionally, we have experienced significant growth in the usage of our platform during the COVID-19 pandemic, when in-person learning alternatives were less attractive or not available. It is possible that a portion of the customers that have purchased online sessions during the COVID-19 pandemic may subsequently reduce or discontinue their use of our services after the impact of the pandemic has tapered and in-person learning can safely be resumed.
We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties that will be dictated by the length of time that the pandemic and related disruptions continue, the impact of governmental regulations that might be imposed in response to the pandemic and overall changes in consumer behavior. Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, vaccine requirements, executive orders, and similar government orders and restrictions for their residents to control the spread of COVID-19. Many countries have imposed limitations on gatherings, social distancing measures, and restrictions on movement, only allowing essential businesses to remain open. Such orders or restrictions have resulted in temporary store closures, work stoppages, slowdowns and delays, travel restrictions, and cancellation of events, among other effects, any of which may negatively impact workforces, customers, consumer sentiment, and the economies in many of our markets, and as a result, may adversely affect our operations.
At this point, there is still significant uncertainty relating to the potential impact of COVID-19, including the impact to global and local economic conditions. Purchase and utilization of our offerings may be affected by changes in the U.S. economy and by global economic conditions, including the impact of the COVID-19 pandemic, as well as economic changes unrelated to the pandemic. An improvement in the COVID-19 pandemic would have an unknown impact on our business and may reduce demand among potential Learners for online learning services. Conversely, a worsening of the conditions resulting from the COVID-19 pandemic would have an unknown impact on our business and may reduce the willingness of Learners and institutions to purchase or consume online learning services. Given the uncertainties associated with COVID-19 or any other regional or global health pandemic, it is difficult to fully predict the magnitude of potential effects on our business, both positive and negative, and our strategic partners, financial condition, and results of operations.

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
We engage independent contractors and are subject to the federal laws and regulations, including but not limited to the U.S. Internal Revenue Service (the “IRS”) regulations, and applicable state laws and regulations regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable to the nature of the relationship between us and the independent contractors. Further, if legal standards for classification of independent contractors change, it may be necessary to change our business model or modify our compensation structure for these roles, including by paying additional compensation or reimbursing expenses (or whatever other requirements related to employees, versus independent contractors, are implicated by any such determination(s) or change(s)).
For example, the California Legislature passed AB 5, which was signed into law on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. A California ballot initiative to address AB 5 and preserve flexibility for certain independent contractors, known as Proposition 22, was passed by California voters in November 2020, which changes the impact of AB 5 in certain instances. On August 20, 2021, a California state court found that portions of Proposition 22 were unconstitutional and further held that the entirety of Proposition 22 was unenforceable. Additionally, several other states may be considering adopting legislation similar to the Proposition 22, which may increase costs in such jurisdictions and could also adversely impact results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. Additionally, an increasing number of jurisdictions are considering implementing standards similar to AB 5 to determine worker classification.
A determination in, or settlement of, any legal proceeding(s), whether we are party to such legal proceeding or not, that classifies independent contractors with whom we contract as employees, could harm our business, financial condition, and results of operations, including as a result of:
•monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, including related to attorney general actions by states, and government fines;
•injunctions prohibiting continuance of existing business practices;
•claims for employee benefits, social security, workers’ compensation, and unemployment;
•claims of discrimination, harassment, and retaliation under civil rights laws;
•manage the growth of our business, including increasing or unforeseen expenses;
•develop and scale a technology infrastructure to efficiently handle increased utilization by Learners, especially during peak periods;
•claims under laws pertaining to unionizing, collective bargaining, and other concerted activity;
•other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability or agency liability; and
•harm to our reputation and brand.
In 2021, the Company had approximately 17 thousand Active Experts with independent contractor agreements. The Company defines an Active Expert as having instructed one or more sessions in a given period (excluding Veritas LLC (“Veritas”) and EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”) (collectively, the “Legacy Businesses”) and our subscription service, VT+). We engage all of our Experts as independent contractors, and therefore, any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and our ability to attract and retain Experts and employees. We may also choose to cease engaging with Experts who are located in jurisdictions where we may be prohibited or otherwise restricted from engaging Experts as independent contractors, which may adversely affect our business.

Our business depends heavily on the adoption by new and existing customers of one-on-one instruction, small group classes, large format group classes, adaptive self-study, and other online learning offerings. If we fail to attract new Learners or retain existing Learners, our revenue growth and profitability will suffer.
The success of our business depends heavily on our ability to attract and retain new and existing Learners for one-on-one instruction, small group classes, large format group classes, adaptive self-study, and other online learning offerings. The growth of our business also depends on the level of engagement by existing Learners with our platform. The substantial majority of our revenue depends on small transactions made by a widely dispersed population with an inherently high rate of turnover primarily as a result of changing needs. In 2021, our average revenue per Active Learner was $1.1 thousand. The rate at which we expand our user base of Active Learners and increase Active Learner engagement with our platform may decline or fluctuate because of several factors, including:
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
•changes in online versus in-person attendance at schools, colleges, or universities;
•changes in professional licensure, certification requirements, or regulations;
•changes in learning-related spending levels by consumers;
•the effectiveness of our sales and marketing efforts;
•seasonal demands for one-on-one instruction, small group classes, large format group classes, adaptive self-study, and other online learning offerings may fluctuate with the seasonal nature of traditional academic calendars; and
•our ability to introduce new products and services that are favorably received by Learners.
If we do not attract more Learners to our platform and offerings or if Learners do not increase their level of engagement with our platform, our revenue may grow more slowly than expected or decline. In particular, in order to engage new Learners, we need to convince Learners of our ability to provide high quality learning online that is better than offline alternatives they may have. It may be difficult to overcome any skepticism, and there can be no assurance that online offerings of the kind we develop will ever achieve mass market acceptance. Additionally, changes in consumption patterns and experience could impact levels of revenue we recognize related to purchased but unused sessions, which could also impact our margins.
We rely on our new and existing Learners to drive utilization and to generate revenue and pay for our services.
Building awareness of our product offerings and platform is critical to our ability to acquire prospective Learners, drive consumption and utilization, and generate revenue. A substantial portion of our expenses is attributable to marketing and sales efforts dedicated to attracting potential Learners to adopt our one-on-one instruction, small group classes, large format group classes, adaptive self-study, and other online learning offerings. Because we generate revenue based on Learners making purchases for services delivered by Experts on our behalf, it is critical to our success that we identify prospective Learners in a cost-effective manner and that Learners purchase and remain active in our offerings.
The following factors, many of which are largely outside of our control, may prevent us from successfully driving and maintaining purchase and utilization of our online offerings in a cost-effective manner or at all:
•Negative perceptions about online learning offerings and other non-traditional online services. As a non-traditional form of delivering learning and/or instruction direct-to-consumers over the internet, our one-on-one instruction, small group classes, large format group classes, adaptive self-study, and other online learning offerings will be subject to increased scrutiny by prospective Learners. Online product offerings that we or our competitors offer may not be successful or operate efficiently, and new entrants to the field of online learning also may not perform well. Such underperformance could create the perception that online offerings in general are not an effective way to learn or educate, whether or not our offerings achieve satisfactory performance, which could make it difficult for us to successfully attract prospective Learners. Additionally, as a result of the COVID-19 pandemic, telehealth services, and other non-traditional online services are becoming increasingly prevalent. If any of these online products or services fail to perform well, Learners may become reluctant to purchase or consume online offerings for fear that the learning experience may be substandard and begin to look for alternatives to online learning.
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
We did not design and maintain an effective control environment that meets our accounting and reporting requirements.
We did not design and maintain an effective control environment that meets our accounting and reporting requirements. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record, and disclose accounting matters commensurate with our accounting and reporting requirements and lacked related internal controls necessary to satisfy our accounting and financial reporting requirements.
This material weakness contributed to the following additional material weaknesses:
•We did not maintain effective controls over risk assessment, including designing and maintaining formal accounting and information technology (“IT”) policies, procedures, and controls over significant accounts and disclosures to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including segregation of duties controls, controls over the preparation and review of account reconciliations and journal entries, and controls over the review of assurance reports from third-party service organizations.
•We did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel, and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
The material weaknesses related to the control environment and risk assessment resulted in adjustments to accounts and disclosures, which were recorded prior to the issuance of the financial statements, as of December 31, 2021, 2020, 2019, and 2018. The IT deficiencies did not result in an adjustment to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Additionally, each of these material weaknesses could result in a misstatement of substantially all account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In 2021, management developed a comprehensive remediation plan and began to design and implement controls to remediate the material weaknesses described above including:
•Expanding the finance, accounting, and IT teams as a result of hiring of additional resources with an appropriate level of knowledge and prior experience in internal control over financial reporting commensurate with our financial reporting requirements, and supplementing with continued trainings on policies, regulations, and internal controls over financial reporting.

•Implementing a suite of policies and procedures in the areas of accounting, finance, governance, ethics, cybersecurity, and IT, and disseminating the policies and procedures through various communications and trainings.
•Conducting operational, cybersecurity, fraud, and financial reporting risk assessments and subsequently designing and working to implement an enhanced suite of internal controls over financial reporting addressing key areas, including segregation of duties, preparation and independent review of account reconciliations and journal entries, and review of third-party service organization assurance reports, as well as IT security, system development, and change management controls.
•Implementing a dedicated internal audit function to continuously promote and monitor compliance.
We are working to remediate the material weaknesses as efficiently and effectively as possible. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
At this time, we cannot provide an estimate of costs expected to be incurred in connection with finishing this remediation plan, however, these remediation measures will be time consuming, incur significant costs, and place significant demands on our financial and operational resources. Additionally, if we are unable to successfully remediate existing or any future material weaknesses in our internal control over financial reporting or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the stock price may decline as a result. We also could become subject to investigations by the SEC or other regulatory authorities.
Illegal, improper, or otherwise inappropriate activity of Experts and Learners, whether or not occurring while utilizing our platform, could expose us to liability and harm our business, brand, financial condition, and results of operations.
Illegal, improper, or otherwise inappropriate activities by Experts and Learners, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform could adversely affect our brand, business, financial condition, and results of operations. These activities may include harassment, sexual misconduct, unauthorized use of credit and debit cards or bank accounts, sharing of Learner accounts, sharing of Experts’ accounts, and other misconduct. While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper, or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Such conduct could expose us to liability or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper, or otherwise inappropriate activities, such as our requirement that Experts undergo third-party background check(s) as part of the initial contracting process and every other year thereafter, periodic Google/internet checks done in house and other related policies, are too restrictive and inadvertently prevent qualified Experts otherwise in good standing from using our offerings, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of qualified Experts on our platform and their utilization of our platform could be negatively impacted. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform, on our competitors’ platforms, or on any online platform, could adversely affect our reputation and brand or public perception of our industry as a whole, which could negatively affect demand for platforms like ours and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition, and results of operations.
Many of our Learners are minors, which may subject us to significant and/or heightened litigation risks, regulatory scrutiny, and reputational damage.
Because of the nature of our business, many of our Learners are minors under the age of 18. As a result, we may be subject to additional laws and regulations that are applicable when businesses interact with children, such as COPPA. Additionally, although transactions with minor children are ultimately authorized and paid for by a parent or guardian, these minor children may not have the capacity to enter into binding agreements or may have the ability to subsequently void contracts. As a result, we may not be able to enforce the terms of these agreements. An incident involving a child, and in particular an incident that has the potential to compromise the safety or privacy of a child, could garner negative attention, which could harm our brand or reputation and affect our business.
We may be exposed to claims and losses, including class action lawsuits, brought by or on behalf of our Learners or Experts, which could have a material adverse effect on our business.
We may be exposed to claims and losses, including class action lawsuits, brought by or on behalf of our Learners or Experts, which could have a material adverse effect on our business. We have written contracts with Learners and Experts

(either directly or through related and affiliated entities) that establish the terms and conditions of the relationships memorialized therein. Learners and Experts could seek to challenge those terms and conditions, including but not limited to: network access, usage by minors, recorded sessions, taxes, integration with other policies, confidentiality, content, restrictions, arbitration, disclaimer of warranties, limitation of liability, indemnification, third-party beneficiaries, non-solicitation provisions, non-disclosure provisions, non-exclusivity, non-disparagement, governing law/choice of law, jurisdiction, venue, notice requirements, affiliate marketing, other platform activities, contract termination (including early contract termination), authority, installment payments, subscriptions, refunds, minimum billing, redemptions, guarantees, compensation (and adjustments/additions thereto), independent contractor status, insurance, intellectual property rights, and economics of the relationships (noting that some of these items apply solely to Learners, some apply solely to Experts and some apply to both).
We may incur fines and other losses or negative publicity with respect to these problems. Additionally, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation by our Experts. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.
Our reputation, brand, and the network effects among Experts and Learners on our platform are important to our success, and if we are not able to maintain and continue developing our reputation, brand, and network effects, our business, financial condition and results of operations could be adversely affected.
We believe that building a strong reputation and brand as a safe, reliable, and effective platform and continuing to increase the strength of the network effects among Experts and Learners on our platform are critical to our ability to attract and retain qualified Experts and Learners. The successful development of our reputation, brand, and network effects will depend on a number of factors, many of which are outside our control.
Negative perception of our platform or company may harm our reputation, brand, and networks effects, including as a result of:
•complaints or negative publicity about us, Experts on our platform, our product offerings, or our policies and guidelines, including our practices and policies, even if factually incorrect or based on isolated incidents;
•illegal, negligent, reckless, or otherwise inappropriate behavior by Experts, Learners, or third parties;
•a failure to provide Experts with competitive compensation and opportunities to work with Learners;
•actual or perceived disruptions or defects in our platform, such as privacy or data security breaches, site outages, payment disruptions, or other incidents that impact the reliability of our offerings;
•litigation over, or investigations by regulators into, our platform or our business;
•Learners’ lack of awareness of, or compliance with, our policies and terms and conditions;
•Experts’ lack of awareness of, or compliance with, our terms and conditions;
•changes to our policies that Learners or others perceive as overly restrictive, unclear, or inconsistent with our values or mission, or that are not clearly articulated;
•changes to our terms and conditions that Experts perceive as overly restrictive, unclear, or inconsistent with our values, or mission or that are not clearly articulated;
•a failure to enforce our policies or terms and conditions in a manner that users perceive as effective, fair, and transparent;
•inadequate or unsatisfactory Learner support service experiences;
•illegal or otherwise inappropriate behavior by Experts, management team members, or other employees or contractors;
•negative responses by Experts or Learners to new offerings on our platform;
•impacts of COVID-19 generally;
•political or social policies or activities; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.

Additionally, because we are a founder-led company, actions by or unfavorable publicity about, Charles Cohn, our Founder, Chairman & Chief Executive Officer, may adversely impact our brand and reputation. If we do not successfully maintain and develop our brand, reputation, and network effects and successfully differentiate our offerings from competitive offerings, our business may not grow, we may not be able to compete effectively, and we could lose existing qualified Experts or existing Learners or fail to attract new qualified Experts or new Learners, any of which could adversely affect our business, financial condition, and results of operations.
Attracting new Learners or institutions for the launch of new offerings is complex and time-consuming. If we pursue unsuccessful offerings, we may forego more profitable offerings and our operating results and growth would be harmed.
The process of identifying new products and services that will be a good fit for our platform is complex and time-consuming. Because of the initial reluctance on the part of some Learners or institutions to embrace a new method of delivering their learning experience, the process to attract and engage a new Learner or institution can be lengthy. We invest significant resources in these new offerings and there is no guarantee that we will recoup these costs. As a result, we may ultimately be unable to recover the full investment that we make in a new offering or achieve our expected level of profitability for the offering.
Attracting new Experts for our existing online offerings and the launch of new offerings is complex and time-consuming. If we pursue unsuccessful offerings, we may forego more profitable offerings and our operating results and growth would be harmed.
To launch a new offering, we must integrate our platform with the relevant products, content, subject information, Experts with subject knowledge, and other operating model or platform modifications that we use to manage functions for our one-on-one instruction, small group classes, large format group classes, adaptive self-study, and other direct-to-consumer online learning offerings. This process of launching a new offering is time-consuming and costly and we are primarily responsible for the significant costs of this effort even before we generate any revenue. Additionally, we often need to attract new Experts to provide the new offerings that we launch and we are responsible for the associated costs. We invest significant resources in these new offerings and there is no guarantee that we will recoup these costs.
The time that it takes for us to recover our investment in a new offering depends on a variety of factors, primarily the level of our acquisition costs and the rate of growth in Learner or institution purchases and/or repeat purchases of the product. Because of the lengthy period required to recoup our investment in an offering, unexpected developments beyond our control could occur that result in current Learners or institutions ceasing or significantly curtailing an offering before we are able to fully recoup our investment. It may be several years, if ever, before we generate revenue from a new offering sufficient to recover our costs. As a result, we may ultimately be unable to recover the full investment that we make in a new offering or achieve our expected level of profitability for the offering.
If we are not successful in quickly and efficiently scaling up offerings with new and existing Learners or institutions, our reputation and our results of operations results will suffer.
Our continued growth and profitability depends on our ability to successfully scale up our existing and newly launched products. As we continue aggressively growing our business, we plan to continue to hire new employees at a rapid pace, particularly in software engineering, data science, product, design, marketing, sales, and customer service. If we cannot adequately recruit, train, or retain these new employees, we may not be successful in acquiring potential Learners or institutions for our offerings, which would adversely impact our ability to generate revenue. Additionally, the Learners or institutions in our offerings could lose confidence in the knowledge and capability of the Experts on the platform. If we cannot quickly and efficiently scale up our technology to handle growing purchases and utilization and new offerings, the Learners’ or institutions’ experiences with our platform may suffer, which could damage our reputation among Experts and Learners.
Our ability to effectively manage any significant growth of new offerings and increasing purchases and utilization will depend on a number of factors, including our ability to:
•satisfy existing Learners and institutions in, and attract and engage new Learners or institutions for, our offerings;
•attract qualified Experts to support expanding offerings and utilization;
•develop and produce new products;
•successfully introduce new features and enhancements and maintain a high level of functionality in our platform; and
•deliver high quality technical support and customer service to Experts and Learners using our platform.
Establishing new offerings or expanding existing offerings will require us to make investments in management and key staff, increased investments in our technology platform, incur additional marketing expenses, and reallocate other resources. If purchases or utilization of our offerings does not increase, we are unable to launch new offerings in a cost-effective manner, or we are otherwise unable to manage new offerings effectively, our ability to grow our business and achieve profitability would be impaired and the quality of our solutions and the satisfaction of the Learners and institutions using our platform could suffer.
If we are not successful in launching and/or scaling up our new institutional offering to education systems, we could suffer losses and our results of operations will suffer.
We recently launched an institutional strategy with the introduction of Varsity Tutors for Schools in August 2021, which is a new product suite that leverages our existing platform capabilities to offer online learning solutions directly to education systems. We have devoted significant resources and management time, including hiring new personnel, to launching our new institutional program. Since the beginning of August 2021 through January 2022, we have signed contracts with various education systems. However, there is no guarantee that we continue to grow this program or that the program will be profitable. If we are not successful, we may suffer losses based on the expenses and resources devoted to pursuing this new strategy and our results of operations will suffer.
Contracts with education systems present unique risks and uncertainties that are not present when selling directly to Learners.
Our new institutional strategy may present several types of risks and uncertainties inherent in contracting with education systems. Many of the contracts that we have entered into with education systems since launching the program in August 2021 are school-year contracts subject to annual renewal at the option of the education system. Any number of factors could cause an education system to not renew a contract or otherwise affect an education system’s willingness to contract with us, including budget cuts, negative publicity (whether or not the reason for such publicity is within our control), and changes in the composition of local school boards or changes in the education system’s administration. See “Our financial performance depends heavily on Learner retention within our offerings, and factors influencing Learner retention may be out of our control” below. Any termination or non-renewal of a contract with an education system could have an adverse effect on our results of operations, and a termination or non-renewal caused by our failure to improve the poor academic performance of students enrolled in our programs could adversely affect our ability to secure contracts with other education systems. Additionally, the approval processes of some of education systems, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance. This means that we, at times, incur substantial costs prior to the formal execution of these agreements by education systems.
Our financial performance depends heavily on Learner retention within our offerings, and factors influencing Learner retention may be out of our control.
Once a Learner begins consuming one or more of our learning offerings, we must retain Learners to generate ongoing revenue from that Learner. Our strategy involves offering high quality support to Learners for a variety of needs, including one-on-one instruction, small group classes, large format group classes, adaptive self-study, and other direct-to-consumer online learning offerings in order to drive Learner satisfaction and retention. If we do not help Learners to quickly resolve any learning, technological, or logistical issues they encounter, otherwise provide effective ongoing support to Learners, or deliver the type of high quality, engaging products that Learners expect, they may withdraw from our offerings, which would negatively impact our revenue.
Additionally, Learner retention could be compromised by the following factors, many of which are largely outside of our control:
•Learner dissatisfaction or changes in preference. Learners may decline to continue in our offerings based on their individual perceptions of the value they are getting from us. For example, we may face retention challenges as a result of Learners’ dissatisfaction with the quality of the products or platform, quality of the Experts, level and quality of customer service, platform reliability, or other factors. Additionally, it is possible that a portion of the Learners that have purchased online sessions during the COVID-19 pandemic may subsequently reduce or discontinue their use of our services after the impact of the pandemic has tapered and in-person learning can safely be resumed. Factors outside our control related to Learners’ satisfaction with, and overall perception of, an offering may contribute to decreased retention rates for that offering.
•Poor performance by Experts. Experts that are responsible for instructing may not understand what is involved in meeting Learner expectations, or may otherwise be unwilling to change the ways in which they present the same content in an in-person setting, if necessary. Our ability to maintain high Learner retention will depend in part on the ability of the Experts to devote the necessary time and effort to develop their own teaching style(s), lesson plans, course curriculum, and content. Inability of Experts to meet Learner needs could cause the quality of the instruction and the quality of the customer experience to decline, which could contribute to decreased Learner satisfaction and retention.

•Personal factors. Factors impacting a Learner’s willingness and ability to stay engaged in an offering include personal factors, such as ability to continue to pay for the offering(s), lack of interest in continuing to learn in a particular area, distractions in the Learner’s learning environment, and sufficient time to engage in the offering(s), all of which are generally beyond our control.
•Circumvention of the platform/Disintermediation. Although both Learners and Experts are contractually prohibited from doing so, Learners and Experts may make arrangements for services and payments outside of our platform or through another platform, which may contribute to decreased retention rates, in addition to lost revenue.
Additionally, we will also need to retain the education systems that we contract with and such retention could be compromised by the following factors, many of which are largely outside of our control:
•Timing of school and school districts’ funding sources and budget cycle. Our ability to generate revenue from schools and school districts may be adversely affected by decreased government funding of education. Public school funding is heavily dependent on support from federal, state, and local governments and is sensitive to government budgets. Additionally, the government appropriations process is often slow and unpredictable. Funding difficulties also could cause schools to be more resistant to price increases in our products and services , compared to other businesses that might be better able to pass on price increases to their customers.
•Negative publicity. Education systems are particularly sensitive to any actual or perceived integrity issues, Any negative publicity (whether or not within our control) could school districts that currently employ our services to satisfy their needs in the future by alternative means.
•Changes in the composition of the school board or changes in school administration. Our contracts with schools and school districts are typically school-year contracts subject to annual renewal at the option of the school or school district, and in many instances the school or school district can terminate or modify the contracts at their convenience. Changes in the composition of the school board or changes in the school administration could lead to terminations or non-renewals even if there are no issues with our products and offerings.
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
We have experienced rapid growth in a relatively short period of time. Our revenue grew from $90,452 thousand in 2019 to $103,968 thousand in 2020 and $140,664 thousand in 2021. The number of our full and part-time employees decreased from approximately 700 as of December 31, 2019 to approximately 500 as of December 31, 2020 (pandemic related), followed by an increase to approximately one thousand as of December 31, 2021, and we plan to hire a significant number of additional employees in the future. Additionally, we currently contract with thousands of independent contractors, and we plan to vet and contract with a significant number of additional independent contractors to engage as Experts on the platform in the future.
Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure and other resources. Our ability to manage our operations and growth will require us to continue to expand our marketing and sales personnel, technology team, finance, accounting, legal, and administration teams, as well as our infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. If we fail to efficiently manage this expansion of our business, our costs and expenses may increase more than we plan and we may not successfully expand our customer base, enhance our platform and technology-enabled services, develop new offerings with new and existing customers, attract a sufficient number of new customers in a cost-effective manner, attract a sufficient number of qualified Experts in a cost-effective manner, satisfy the requirements of our existing customers, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our revenue will continue to grow at the same rate in the future.
Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to:
•effectively recruit, onboard, motivate, and retain a large number of new employees, including in software engineering, data science, product, design, marketing, sales, and customer service, while retaining existing employees, maintaining the most important aspects of our corporate culture and effectively executing our business plan;
•effectively recruit, vet, contract, and curate a large number of new independent contractors, while retaining existing independent contractors, maintaining and improving our platform and its curation in connection with effectively executing our business plan;
•continue to improve our operational, financial, and management controls;

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
There are no guarantees that we will be able to effectively manage any future growth in an efficient, cost-effective, or timely manner, or at all. In particular, any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems, and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation, results of operations, and overall business.
We face competition from established, as well as other emerging companies, which could divert customers to our competition, result in pricing pressure, and significantly reduce our revenue.
We expect existing competitors and new entrants to the online learning market to constantly revise and improve their business models in response to challenges from competing businesses, including ours. If these or other market participants introduce new or improved delivery of direct-to-consumer and institutional online learning and technology-enabled services that we cannot match or exceed in a timely or cost-effective manner, our ability to grow our revenue and achieve profitability could be compromised.
We compete against thousands of companies and hundreds of thousands of independent professionals. Some of our current, tangential, and potential competitors have significantly greater financial resources than we do. Increased competition may result in competitive pressure for us or a decrease in our market share, which could negatively affect our revenue and future operating results and our ability to grow our business.
A number of competitive factors could cause us to lose potential opportunities or force us to offer our solutions on less favorable economic terms, including:
•competitors may develop service offerings that Learners find to be more compelling than ours;
•competitors may adopt more aggressive pricing policies and offer more attractive sales terms and adapt more quickly to new technologies and changes in student requirements;
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
We may not be able to compete successfully against current and future competitors. Additionally, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our ability to grow our business and achieve profitability could be impaired.
Our business is affected by seasonality driven by school and standardized testing schedules.
Our business is affected by the general seasonal trends common to education, tutoring, and standardized testing markets. We have observed increased traffic during the late summer and early fall months of August and September as Learners seek educational enrichment tools to start the school year. We have also historically observed increased traffic on our platform in advance of standardized tests. Our school-based offerings may also be impacted by the timing of school districts’ funding sources and budget cycles. This seasonality may adversely affect our business and cause our results of operations to fluctuate.
Part of our revenue is based on demand related to certain tests and admissions to certain types of schools, which could face headwinds.
College and graduate school attendance dropped due to the COVID-19 pandemic, as well as decreasing demand for both academic and test prep-related support.
Testing for both professional and standardized exams including the Series Exams, GMAT, LSAT, GRE, MCAT, NCLEX, GMAT, LSAT, SAT, ACT, and numerous other exams were cancelled or had testing center and test administration problems in the past year. Additionally, some universities indicated they were moving to ‘test optional’ admissions that does not require a standardized test score related to one of these exams. If this trend becomes pervasive, or if it extends to all of standardized testing at all age and education levels, it could have a negative impact on our business.

We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.
We believe that our existing cash balances, including the proceeds we received from the Reverse Recapitalization, will be sufficient to meet our minimum anticipated cash requirements for at least the next twelve months. We may, however, need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings, or enhance our platform. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.
Individuals, including celebrity instructors, that appear in content hosted on our platform may claim violation of their agreements.
Experts and Learners that appear in video segments hosted or digital images located on our platform may claim that proper assignments, licenses, consents, and releases were not obtained for use of their likenesses, images, or other contributed content. Experts and Learners are contractually required to ensure that proper assignments, licenses, consents, and releases are obtained for their course material, but we cannot know with certainty that they have obtained all necessary rights. Moreover, the laws governing rights of publicity and privacy and the laws governing copyright or ownership, are imprecise and adjudicated on a case-by-case basis, such that the enforcement of agreements to transfer the necessary rights, if any, is unclear. As a result, we could incur liability to third parties for the unauthorized duplication, display, distribution, or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our use of such material, which may include changing or removing content from courses, or to pay monetary damages. Moreover, claims by Experts and Learners could damage our reputation, regardless of whether such claims have merit.
Our employees located outside of the U.S. and the international residents accessing our platform and purchasing our offerings expose us to international risks.
Operating in international markets requires significant resources, management attention, and subjects us to regulatory, economic, and political risks that are different from those in the U.S. We have international employees in Canada and the United Kingdom. Because we have employees in Canada and the United Kingdom, we are subject to the compensation and benefits regulations of those jurisdictions, which differ from compensation and benefits regulations in the U.S. Further, acquiring international applicants and purchases or utilization by international Learners requires us to comply with international data privacy regulations of the countries from which our offerings draw Learners to our platform. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.
Experts may access the platform and continue to offer one-on-one and group instruction from any location in which they have access to our platform, even if located outside of the U.S., which exposes us to international risks.
Experts may access the platform and continue to offer one-on-one and group instruction from any location in which they have access to our platform, even if located outside of the U.S., which exposes us to international risks. While we primarily operate in the U.S. today, the products and services on our platform are digitally delivered over the internet and therefore Experts and Learners worldwide can interface with our platform. We cannot be certain that we are in compliance with country-specific laws, including those related to data privacy, consumer protection, employment laws, among others. Moreover, we may contract with Experts who have provided a U.S. address but may actually be residents of non-US jurisdictions, or an Expert can change geographic locations without our awareness. While we attempt to monitor the location of Experts, and terminate contracts where we are aware that an Expert has moved to a restricted or governmentally prohibited geography, we are subject to risks that could arise when Experts access our platform from new or foreign locations.
Failures of our platform, or disruption to its access, could reduce Learners’ and Experts’ satisfaction with our offerings and could harm our reputation.
The performance and reliability of our platform, and its uninterrupted access, are critical to our operations, reputation, and ability to attract new Learners and Experts, as well as our acquisition and retention of Learners and Experts already using our platform. Learners and Experts both rely on our technology platform to receive and provide their online offerings, which requires them to be able access to our platform on a frequent basis. Accordingly, any errors, defects, disruptions, or other performance problems with our platform, including features in third-party products that restrict or prevent access to our platform or our ability to adequately communicate with Learners and Experts, could damage our reputation, decrease satisfaction and retention, and impact our ability to attract new Learners and Experts in the future. If any of these problems occur, Learners and Experts may decide to terminate their relationship with us, not repurchase or renew, or make claims against us. Additionally, we license certain technology from third parties and the failure by any of these licensed technologies to perform could similarly harm our ability to provide these services and our reputation in the marketplace.
Our online systems, including our website and mobile apps, could contain undetected errors, or “bugs,” that could adversely affect their performance. Additionally, we regularly update and enhance our website, platform, and our other online systems and introduce new versions of our software products and apps. These updates may contain undetected errors when first introduced or released, which may cause disruptions in our services and may, as a result, cause us to lose market share, and our brand, business, prospects, financial condition, and results of operations could be materially and adversely affected.
If our security measures are breached or fail and result in unauthorized disclosure of data, we could lose Learners, Experts, education systems, and employees; fail to attract new Learners, Experts, education systems, and employees; and could be exposed to protracted and costly litigation.
Our business involves the storage, processing, and transmission of users’ proprietary, confidential and personal data, as well as the use of third-party partners who store, process and transmit users’ proprietary, confidential, and personal data. We also maintain certain other proprietary and confidential data relating to our business and personal data of our personnel and applicants. There are risks of security incidents both on and off our systems as we increase the types of technology used to operate our platform, which includes mobile apps and third-party payment processing providers. Any security breach or incident that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our or users’ data, the loss, corruption, or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our users. We have experienced attempted security incidents in the past and we may face additional attempted security intrusions in the future.
Any such incidents could expose us to claims, litigation, regulatory, or other governmental investigations, administrative fines, and potential liability. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our or our third-party vendors’ and suppliers’ security occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users. Data security breaches and other cybersecurity incidents may also result from non-technical means, for example, actions by employees, contractors, or vendors. Any compromise of our or our third-party vendors’ and suppliers’ security could result in a violation of applicable security, privacy, or data protection; consumer and other laws; regulatory or other governmental investigations; enforcement actions; and legal and financial exposure, including potential contractual liability, in all cases that may not always be limited to the amounts covered by our insurance. Any such compromise could also result in damage to our brand and a loss of confidence in our security and privacy or data protection measures.
Our systems and the systems we use under contract with third-parties may be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional actions by us, our third-party service providers, as well as similar disruptions that could make all or portions of our website or apps unavailable for periods of time. While we currently employ various antivirus and computer protection software in our operations, we cannot assure you that such protections will in all cases successfully prevent hacking or the transmission of any computer virus, ransomware, or malware, which could result in significant damage to our hardware and software systems and databases, disruptions to our business activities, including to our e-mail and other communications systems, breaches of security and the inadvertent disclosure of personal, confidential, or sensitive data; interruptions in access to our website through the use of “denial of service;” or similar attacks, and other material adverse effects on our operations.
Further, we may need to expend significant resources to protect against, and to address issues created by, security breaches and other incidents. Security breaches and other security incidents, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., third-party service providers who provide development or other services to us) that result in the unauthorized access of users’ confidential, proprietary, or personal data or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Significant unavailability of our platform due to attacks could cause users to cease using our platform and materially and adversely affect our business, prospects, financial condition, and results of operations. Although we maintain cybersecurity liability insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or will continue to be available to us on reasonable terms, or at all.
Many jurisdictions have or are considering enacting privacy or data protection laws or regulations relating to the collection, use, storage, transfer, disclosure, and/or other processing of personal data. Such laws and regulations may include data residency or data localization requirements (which generally require that certain types of data collected within a certain country be stored and processed within that country), data export restrictions or international transfer laws (which prohibit or impose conditions upon the transfer of such data from one country to another), requirements that companies implement privacy or data protection and security policies or requirements that companies grant individuals certain rights, such as the right to access, correct, and delete personal data stored or maintained by such companies, be informed of security breaches that affect their personal data, or provide consent to use their personal data for other purposes. While we have implemented various measures intended to enable us to comply with applicable privacy or data protection laws, regulations, and contractual obligations, these measures may not always be effective and do not guarantee compliance. Additionally, privacy or data protection laws and regulations may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another; and may conflict with one another, other requirements, or legal obligations, or our practices. Further, the existence and need to comply in certain markets could impact our ability to make our platform available in those markets (without taking additional compliance steps). Cultural norms around privacy or data protection also vary from country to country and can drive a need to localize or customize certain features of our platform in order to address varied privacy or data protection concerns, which can add cost and time to our development of new features and platform enhancements.
We depend on third-party vendors, tools, and platforms for services including and not limited to hosting, discovery, advertising, delivering content, and more.
We depend on major vendors including Amazon, Apple, Facebook, Google, and Microsoft for services including and not limited to hosting, discovery, advertising, delivering content, and more. In addition to proprietary technologies, we also rely on third-party tools and platforms for delivering certain products and services including Zoom, YouTube, and other infrastructure providers. These vendors and other third parties could change their rules, cost structure, marketing programs, and/or algorithms from time to time and any such changes could adversely impact our ability to generate revenue or deliver paid products and services. If we do not sufficiently differentiate the customer experience for Learners, including product interactions, we may not attract or retain Learners at the same levels.
Computer malware, viruses, ransomware, hacking, phishing attacks, spamming, and other cyber-related incidents could harm our business and results of operations.
Computer malware, viruses, ransomware, physical or electronic break-ins, and similar disruptions could lead to interruptions and delays in our service and operations and loss, misuse, or theft of data. Computer malware, viruses, ransomware, computer hacking, and phishing attacks against online networking platforms have become more prevalent and may occur on our systems in the future. We believe that we could be a target for such attacks because of the incidence of hacking among students.
Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. Our Cyber Liability/Tech E&O insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or internal system. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our offerings and technical infrastructure may harm our reputation, brand, and our ability to attract Learners and Experts to our platform. Any significant disruption to our website or internal systems could result in a loss of Learners and Experts and, particularly if disruptions occur during the peak periods at the beginnings of each academic term, could adversely affect our business and results of operations.
Additionally, depending on the nature of the information compromised, in the event of a security breach or other privacy or security related incident, we may also have obligations to notify affected individuals and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, payment of significant fines, or payment of compensation in connection with a class-action settlement (including under international and state privacy laws). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises our, our users’, our employees,’ or other confidential or personal information.
Our platform contains open source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to market or operate our platform.
We use open source software in connection with our technology and services. Some open source software licenses require those who distribute open source software as part of their software to publicly disclose all or part of the source code (including proprietary code) to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. The use of such open source code may ultimately require us to replace certain code used on our platform or discontinue certain aspects of our platform. From time to time, we may face claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that we developed using such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to pay substantial damages, publicly release the affected portions of our source code, and be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of, or remove, the implicated open source software.
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
In order to process credit card payments, we are required to comply with payment rules established by payment card networks, such as the Payment Card Industry and its Data Security Standard. Our failure to comply with these laws or requirements could result in fines or impact our ability to accept payments in the future. Any restrictions that impact our ability to accept payments in the future will affect our business, including loss of credit card acceptance privileges. Some jurisdictions have adopted laws that govern payments and other financial activities. These laws could require us to obtain money transmitter licenses, or other licenses or approval for financial transactions, that may cause disruption regarding our ability to accept credit card payments, thereby impacting our sales and revenue.
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
Our future success also depends heavily on the retention of personnel from our software engineering, data science, product, design, marketing, sales, and customer service teams that are necessary to continue to attract and retain customers in our offerings, thereby generating revenue for us. In particular, our highly-skilled technical employees are responsible for maintaining and enhancing our products and platform, which ultimately have a significant impact on customer satisfaction and retention. Competition for these employees is heightened. As a result, we may be unable to attract or retain these key personnel that are critical to our success, resulting in harm to our relationships with customers, loss of expertise or know-how, and unanticipated recruitment and training costs.
Increased input costs, including costs for Experts, or limited availability of Experts could negatively impact our businesses, financial condition, results of operations, and cash flows.
Our input costs, including costs for Experts, could increase due to factors such as labor shortages, increased compliance costs associated with new or changing government regulations, pandemics (such as the COVID-19 pandemic) and other outbreaks of contagious diseases, and general inflationary conditions. Accordingly, changes in input costs may limit our ability to maintain existing margins. While we try to manage the impact of increases of certain input costs by increasing the prices of our products and services, we may fail in attempting to effectively execute these price increases. Therefore, the prices charged for our products and services may not reflect changes in our input costs at the time they occur or at all. Further, if experience shortages of the Experts necessary to serve our Learners, which may occur in connection with global labor shortages. The negative impacts related to input cost inflation, as well as a potential shortage of Experts, could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows.
Risks Related to Regulations
Our activities are subject to federal and state laws and regulations and other requirements, and these regulations are subject to change.
Many jurisdictions have or are considering enacting privacy or data protection laws or regulations relating to the collection, use, storage, transfer, disclosure, and/or other processing of personal data. Such laws and regulations may include data residency or data localization requirements (which generally require that certain types of data collected within a certain country be stored and processed within that country), data export restrictions or international transfer laws (which prohibit or impose conditions upon the transfer of such data from one country to another), requirements that companies implement privacy or data protection and security policies or requirements that companies grant individuals certain rights, such as the right to access, correct, and delete personal data stored or maintained by such companies, be informed of security breaches that affect their personal data, or provide consent to use their personal data for other purposes. While we have implemented various measures intended to enable us to comply with applicable privacy or data protection laws, regulations, and contractual obligations, these measures may not always be effective and do not guarantee compliance.
Additionally, privacy or data protection laws and regulations may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements, or legal obligations or our practices. Further, the existence and need to comply in certain markets could impact our ability to offer our platform in those markets (without taking additional compliance steps). As we continue to expand into new markets outside the U.S., cultural norms around privacy or data protection will vary from country to country and can drive a need to localize or customize certain features of our platform in order to address varied privacy or data protection concerns, which can add cost and time to our development of new features and platform enhancements.
Changes in laws or regulations relating to consumer data privacy or data protection, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could materially and adversely affect our business.
We receive, collect, store, process, transfer, and use personal data and other user data. The effectiveness of our ability to offer our platform to users relies on the collection, storage, and use of this data concerning freelancers and other users, including personally identifying or other sensitive data. Our collection and use of this data might raise privacy and data protection concerns, which could negatively impact the demand for our services. Privacy and data protection laws could restrict or add regulatory and compliance processes to our ability to effectively use and profit from those services.
There are numerous federal, state, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal data and other content (such as the CAN-SPAM Act of 2003, the TCPA, the FCRA, FTC guidelines related to communications with consumers, COPPA, CPRA, the General Data Protection Regulation, among others), the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other laws and regulations. We are also subject to the terms of our privacy policies, and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection and information security to the extent possible. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of personal data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.
If we were found in violation of any applicable privacy or data protection laws or regulations, our business may be materially and adversely affected, and we would likely have to change our business practices and potentially the services and features available through our platform. Additionally, these laws and regulations could impose significant costs on us and could make it more difficult for us to use our current technology to promote certain offerings and connect Experts with Learners. Additionally, if a breach of data security were to occur, or other violation of privacy or data protection laws and regulations were to be alleged, solutions may be perceived as less desirable and our business, prospects, financial condition, and results of operations could be materially and adversely affected.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions, such as those passed in Nevada, California, and other states, which are continuing to emerge and evolve. For example, California passed CCPA that became effective on January 1, 2020, and passed CPRA in November 2020, which further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. These laws may lead other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of the CPRA, the CCPA, and other similar state or federal laws, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Additionally, the CCPA and other legal and regulatory changes are making it easier for certain individuals to opt-out of having their personal data processed and disclosed to third parties through various opt-out mechanisms, which could result in an increase to our operational costs to ensure compliance with such legal and regulatory changes. In recent years, there has also been an increase in attention to and regulation of data protection and data privacy across the globe, including in the U.S. with the increasingly active approach of the FTC to enforcing data privacy under the FTC Act Section 5 of the Unfair and Deceptive Acts framework.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, cause our users to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.
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
If the personally identifiable information we collect from Learners or Experts is unlawfully acquired, accessed, or obtained, we could be required to pay substantial fines and bear the cost of investigating the data breach and providing notice to individuals whose personally identifiable information was unlawfully accessed.
In providing services to Learners and contracting with Experts to provide offerings to Learners, we collect personally identifiable information from Learners, prospective Learners and those Experts, such as names, birth dates, contact information, and payment information, as well as limited access to social security numbers of employees and Experts through third-party systems. In the event that the personally identifiable information is unlawfully accessed or acquired, the majority of states and many jurisdictions have laws that require institutions to investigate and immediately disclose the data breach to impacted individuals, usually in writing. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial monetary fines or private claims by affected parties and our reputation would likely be harmed.
Risks Related to Intellectual Property
We operate in an industry with extensive intellectual property litigation, and we have been, and may be in the future, subject to claims related to a violation of third-party’s intellectual property rights. Such claims against us or our important vendors and suppliers, even where meritless, can be costly to defend and may hurt our business, results of operations, and financial condition.
Our success depends, in part, upon our ability to avoid infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The technology and software fields generally are characterized by extensive intellectual property litigation and many companies that own, or claim to own, intellectual property have aggressively asserted their rights. From time to time, we have been and may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will assert intellectual property claims against us, particularly as we expand the complexity and scope of our business. Additionally, some of our agreements with certain third parties may require us to indemnify others against claims that our platform infringes a third-party’s intellectual property rights.
Future litigation may be necessary to defend against intellectual property infringement claims or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and would be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. Additionally, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:
•hurt our reputation;
•adversely affect our relationships with our current or future Learners, Experts, schools, school districts, or other instructors or business relationships;

•cause delays or stoppages in providing our offerings;
•divert management’s attention and resources;
•require technology changes to our platform or other software that could cause us to incur substantial cost;
•subject us to significant liabilities; or
•require us to cease some or all of our activities.
In addition to liability for monetary damages against us, which may include attorneys’ fees and/or treble damages in the event of a finding of willful infringement, or, in some circumstances, damages against Experts, we may be prohibited from developing, commercializing, or continuing to provide some or all of our bundled technology-enabled solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.
Failure to adequately protect our intellectual property and other proprietary rights could adversely affect our business, results of operations, and financial condition.
Our ability to compete effectively depends, in part, upon protection of our rights in trademarks, trade names, trade secrets, copyrights, and other intellectual property rights. We rely on and plan to rely on contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret, and other laws to protect our intellectual property and other proprietary rights, and such measures may be inadequate. We may be unable to preclude third parties from misappropriating or infringing our technology and intellectual property. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information. Any litigation or claims brought by us could result in substantial costs and diversion of our resources. If the protection of our intellectual property and proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused in the marketplace, and our ability to attract customers may be adversely affected.
Third parties may challenge any copyrights, trademarks, and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate, or otherwise violate our patents, copyrights, trademarks, and other proprietary rights and we may not be able to prevent infringement, misappropriation, or other violation without substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for Learners to find our website, our content, and our services. If we pursue litigation to assert our intellectual property or proprietary rights, an adverse decision could limit our ability to assert our intellectual property or proprietary rights, limit the value of our intellectual property or proprietary rights, or otherwise negatively impact our business, financial condition, and results of operations.
Additionally, while we have written contracts with Learners and Experts (either directly or through related and affiliated entities) that establish the terms and conditions of the relationships memorialized therein, Learners and Experts could seek to challenge those terms and conditions, including but not limited to network access, recorded sessions, confidentiality, content restrictions, disclosure provisions, and other intellectual property rights. We have not faced litigation on these agreements or the provisions therein and accordingly there is uncertainty as to whether any or all of these protective provisions would be enforceable.
Risks Related to the Ownership of Class A Common Stock, Our Status as a Public Company, and the Tax Receivable Agreement
Our quarterly operating results have fluctuated in the past and may do so in the future, which could cause our stock price to decline.
Our quarterly operating results have historically fluctuated due to seasonality, changes in consumer behavior, and changes in our business, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:
•timing of our costs incurred in connection with the launch of new offerings and the delay in receiving revenue from these new offerings, which delay may last for several years;
•seasonal variation driven by the seasonal nature of traditional academic calendars;
•changes in Learner purchases, utilization, and retention levels in our offerings;

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
Our stock price may be volatile. The stock market in general and the market for technology companies and learning technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Class A Common Stock at or above the price paid for the shares. The market price for our Class A Common Stock may be influenced by many factors, including:
•actual or anticipated variations in our operating results;
•changes in financial estimates by us or by any securities analysts who might cover our stock;
•changes in laws and regulations affecting our business;
•conditions or trends in our industry;
•changes as a result of the COVID-19 pandemic or similar macroeconomic events;
•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the software and information technology industries;
•announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships, or divestitures;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
•capital commitments;
•commencement of, or involvement in, litigation involving Nerdy Inc.;
•investors’ general perception of our company and our business;
•recruitment or departure of key personnel, including Charles Cohn, our Founder, Chairman and Chief Executive Officer;
•sales of Class A Common Stock, including sales by our directors and officers or specific stockholders
•changes in Nerdy Inc.’s capital structure, such as future issuances of securities or the incurrence of additional debt; and
•the volume of shares of Class A Common Stock available for public sale.
Additionally, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

If equity research analysts do not publish research or reports or publish unfavorable research or reports about us, our business, or our market, our stock price and trading volume could decline.
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
Concentration of ownership among members of our senior management, our existing directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.
Concentration of ownership among members of our senior management, our existing directors, and principal stockholders may prevent new investors from influencing significant corporate decisions. As a result, these persons, if they were to act together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. For example, Mr. Cohn, our Founder, Chairman & Chief Executive Officer, has the right to designate a certain number of directors based on his stock ownership and currently has the right to designate three directors.
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
Additionally, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.
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
The exact implications of the JOBS Act are subject to interpretation and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. Additionally, investors may find the Class A Common Stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find the Class A Common Stock less attractive as a result, there may be a less active trading market for the Class A Common Stock and our stock price may decline or become more volatile.
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
We are currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act, however, we are not required to make a formal assessment of the effectiveness of our internal control over financial reporting as a result of completing the Reverse Recapitalization in 2021. As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year ended December 31, 2022. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. We have identified material weaknesses in our internal control over financial reporting. See “We have identified material weaknesses in our internal control over financial reporting. This could result in material misstatements in our historical financial statements and, if we are unable to successfully remediate any current or future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, investors may lose confidence in the accuracy and completeness of our financial statements and the market price of our Class A Common Stock may be materially and adversely affected.”
To comply with the requirements of being a public company, we may need to undertake actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of the Class A Common Stock could be materially adversely affected.
Because we do not anticipate paying any cash dividends on the Class A Common Stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.
You should not rely on an investment in the Class A Common Stock to provide dividend income. We have not declared or paid cash dividends on the Class A Common Stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Additionally, the terms of any future debt agreements we may enter into are likely to similarly preclude us from paying dividends. As a result, capital appreciation, if any, of the Class A Common Stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our Class A Common Stock.
We will incur increased costs and demands upon management as a result of being a public company.
As a public company listed in the U.S., we will incur significant additional legal, accounting, and other costs. These additional costs could negatively affect our financial results. Additionally, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NYSE, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We are required to comply with Section 404 of the Sarbanes-Oxley Act and our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the requirements of Section 404, including any additional requirements once we are no longer an emerging growth company, in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of Class A Common Stock. Additionally, once we are no longer an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as members of senior management.
We are subject to risks related to taxation in the U.S.
Significant judgments based on interpretations of existing tax laws or regulations are required in determining our provision for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible expenses (including share-based compensation), changes in the location of our operations, changes in our future levels of research and development spending, mergers and acquisitions, or the result of examinations by various tax authorities. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.
Future interpretations of existing accounting standards could adversely affect our operating results.
Generally accepted accounting principles in the United States of America (“GAAP”), are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the American Institute of Certified Public Accountants (the “AICPA”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and they could affect the reporting of transactions completed before the announcement of a change.
Our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our bylaws that became effective upon the closing of the Reverse Recapitalization specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our bylaws provide that the federal district courts of the U.S. will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees, or agents and arising under the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The choice of forum provision requiring that the Court of Chancery of the State of Delaware be the exclusive forum for certain actions would not apply to suits brought to enforce any liability or duty created by the Exchange Act.
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
Charles Cohn beneficially owns approximately 25.9% of the outstanding Class A Common Stock, assuming conversion of his Class B Common Stock (as defined below) and all other shares of Class B Common Stock. Furthermore, so long as Mr. Cohn beneficially owns certain specified percentages of the Class A Common Stock owned by him at the Closing, Mr. Cohn will have rights to nominate up to three directors to the Nerdy Inc. Board of Directors, and will also have consent rights with respect to other parties’ nominees under the Stockholders Agreement. As long as Mr. Cohn owns or controls a significant percentage of outstanding voting power, he will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Mr. Cohn may have interests different than yours. For example, because Mr. Cohn’s common stock was obtained at prices substantially below the current trading price of the Class A Common Stock and has held such interests for a longer period, he may be more interested in a transaction involving the sale of Nerdy Inc. or Mr. Cohn may want Nerdy Inc. to pursue strategies that deviate from your interests.
We may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations, and the share price of our securities, which could cause you to lose some or all of your investment.
We may incur additional costs and expenses and we may be forced to later write-down or write-off assets, incur mark-to-market losses on our earnout share and warrant liabilities, restructure our operations, or incur impairment or other charges that could result in our recognizing losses. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities or Nerdy Inc. Accordingly, stockholders could suffer a reduction in the value of their shares and warrants. In 2021, as a result of the abandonment of the Veritas legacy business, we recorded a write-off of the Veritas Prep trade name, as well as write-offs of other immaterial assets.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years following our initial registration, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700,000 thousand as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of Class A Common Stock to drop significantly, even if Nerdy Inc.’s business is performing well.
Sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A Common Stock.
Immediately following the completion of the Reverse Recapitalization, (i) the Legacy Nerdy Holders owned, collectively, approximately 55% of our outstanding common stock, which includes (A) Class A Common Stock and (B) units of Nerdy LLC (the “OpCo Units”) (and an equivalent number of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”) (together with the Class A Common Stock, the “Common Stock”) that may be exchanged into Class A Common Stock, (ii) the TPG Pace Initial Stockholders own approximately 9% of the outstanding Common Stock and (iii) the purchasers in a private placement financing (the “PIPE Financing”) and the forward purchase agreements (the “FPA Financing”) own approximately 18% of the outstanding Common Stock. These percentages reflect 86,162,788 shares of Common Stock issued to the Legacy Nerdy Holders at the closing of the Reverse Recapitalization. The number of shares of Common Stock issued to the Legacy Nerdy Holders was based on an enterprise value of $1,250,000 thousand (subject to certain debt related adjustments) and consisted of (i) equity consideration valued at $10.00 per share/unit in respect of the remaining portion of Nerdy LLC’s enterprise value after deducting an amount of cash equal to the excess of the amount of available cash over $250,000 thousand (but not to exceed $388,200 thousand) paid to Legacy Nerdy Holders, plus (ii) certain Nerdy warrants, plus (iii) the Nerdy LLC earnout consideration, if payable.
TPG Pace warrants are now exercisable for Nerdy Inc. Class A Common Stock, which increases the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding warrants to purchase an aggregate of 19,333 thousand shares of Nerdy Inc. Class A Common Stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Nerdy Inc. Class A Common Stock will be issued, which will result in dilution to the holders of Nerdy Inc. Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Nerdy Inc. Class A Common Stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless. See “Our public warrants may never be in the money, and they may expire worthless, and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.”
Our public warrants may never be in the money, and they may expire worthless, and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.
Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants and the forward purchase warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding warrants and forward purchase warrants voting together as a single class, to make any change that adversely affects the interests of the registered holders of warrants and forward purchase warrants, and solely with respect to any amendment to the terms of the private placement warrants or working capital warrants or any provision of the warrant agreement with respect to the private placement warrants or working capital warrants, 50% of the then outstanding private placement warrants or working capital warrants, as applicable, voting together as a single class. Accordingly, we may amend the terms of the warrants and forward purchase warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants and forward purchase warrants voting together as a single class, approve of such amendment. Our ability to amend the terms of such warrants with the consent of at least 50% of the then outstanding warrants includes, but is not limited to amendments to increase the exercise price, convert such warrants into cash or shares, shorten the exercise period, or decrease the number of shares of common stock purchasable upon exercise of such warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our shares of Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of the Class A Common Stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws, or we are unable to effect such registration or qualification. We will use our commercially reasonable efforts to register or qualify such shares of Class A Common Stock under the blue sky laws of the state of such residence in those states in which the warrants were offered by us. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants, or (iii) to accept the nominal redemption price that, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
Additionally, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our shares Class A Common Stock equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders. In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our shares of Class A Common Stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.3611 shares of Class A Common Stock per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants or forward purchase warrants will be redeemable by us, subject to certain circumstances, so long as they are held by their initial purchasers or their permitted transferees.
Our warrant agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the U.S. District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding, or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
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
If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the U.S. District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.
We are subject to changing laws and regulations regarding regulatory matters and corporate governance, and public disclosure will increase Nerdy Inc.’s costs and the risk of non-compliance.
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
Moreover, because these laws, regulations, and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect Nerdy Inc.’s and Nerdy LLC’s business and future profitability.
Nerdy Inc. has no material assets other than its interest in Nerdy LLC, which will hold, directly or indirectly, all of our business. Nerdy LLC generally is not subject to U.S. federal income tax, but may be subject to certain U.S. state and local and non-U.S. taxes. Nerdy Inc. is a U.S. corporation subject to U.S. corporate income tax on its allocable share of the income or loss of Nerdy LLC. Further, because our operations and customers are located throughout the U.S., Nerdy Inc. and Nerdy LLC are subject to various U.S. state and local taxes. U.S. federal, state, local, and non-U.S. tax laws, policies, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to Nerdy Inc. or Nerdy LLC and may have an adverse effect on our business, cash flows, and future profitability.
There can be no assurance that future tax law changes, including current or future Congressional proposals, will not (i) increase the rate of the corporate income tax significantly, (ii) impose new limitations on deductions, credits, or other tax benefits or (iii) make other changes that may adversely affect our businesses, financial condition, results of operations, and cash flows. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Nerdy Inc.’s or Nerdy LLC’s business, cash flows, and future profitability.
As a result of plans to expand our business operations, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax profitability and financial results.
In the event that our operating business expands domestically or internationally, our effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include, but are not limited to (i) changes in tax laws or the regulatory environment, (ii) changes in accounting and tax standards or practices, (iii) changes in the composition of operating income by tax jurisdiction, and (iv) pre-tax operating results of our business.
Additionally, we may be subject to significant income, withholding, and other tax obligations in the U.S. and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations, and subsidiaries related to those jurisdictions. Our after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (i) the availability of tax deductions, credits, exemptions, refunds, and other benefits to reduce tax liabilities, (ii) changes in the valuation of deferred tax assets and liabilities, if any, (iii) the expected timing and amount of the release of any tax valuation allowances, (iv) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (v) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (vi) changes to existing intercompany structure (and any costs related thereto) and business operations, (vii) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (viii) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing, or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.
Our after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions, and interpretations thereof, in each case, possibly with retroactive effect.
The only principal asset of Nerdy Inc. is its interest in Nerdy LLC, and, accordingly, Nerdy Inc. will depend on distributions from Nerdy LLC to pay taxes, make payments under the Tax Receivable Agreement, and cover Nerdy Inc.’s corporate and other overhead expenses.
We are a holding company and have no material assets other than our ownership interest in Nerdy LLC. We have no independent means of generating revenue or cash flow. To the extent the funds of Nerdy LLC are legally available for distribution, and subject to any restrictions contained in any credit agreement to which Nerdy LLC or its subsidiaries is bound, Nerdy Inc. intends to cause Nerdy LLC (i) to make generally pro rata distributions to its unitholders, including Nerdy Inc., in an amount generally intended to allow the Nerdy LLC unit holders to satisfy their respective income tax liabilities with respect to their allocable share of the income or loss of Nerdy LLC, based on certain assumptions and conventions, and (ii) to reimburse Nerdy Inc. for its corporate and other overhead expenses. In the future, Nerdy Inc. may be limited, however, in its ability to cause Nerdy LLC and its subsidiaries to make these and other distributions to Nerdy Inc. due to restrictions contained in any credit agreement to which Nerdy LLC or any of its subsidiaries is bound. To the extent that Nerdy Inc. needs funds and Nerdy LLC or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements or are otherwise unable to provide such funds, Nerdy Inc.’s liquidity and financial condition could be adversely affected.
Moreover, because we have no independent means of generating revenue, our ability to make tax payments and payments under the Tax Receivable Agreement is dependent on the ability of Nerdy LLC to make distributions to Nerdy Inc. in an amount sufficient to cover Nerdy Inc.’s tax obligations and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of Nerdy LLC’s subsidiaries to make distributions to it. The ability of Nerdy LLC, its subsidiaries, and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions contained in any credit agreement to which Nerdy LLC, its subsidiaries, and other entities in which it directly or indirectly holds an equity interest are bound. To the extent that Nerdy Inc. is unable to make payments under the Tax Receivable Agreement for any reason, such payments will accrue interest until paid.
We may be required to make payments under the Tax Receivable Agreement for certain tax benefits that Nerdy Inc. may claim, and the amounts of such payments could be substantial.
In connection with the Reverse Recapitalization, we entered into the Tax Receivable Agreement with Nerdy LLC unit holders (other than Nerdy Inc.) (the “TRA Holders”). The Tax Receivable Agreement generally will provide for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax that we actually realize in periods after the Reverse Recapitalization as a result of: (i) certain increases in tax basis that occur as a result of (A) the Reverse Recapitalization (including as a result of cash received in the Reverse Recapitalization and debt repayment occurring in connection with the Reverse Recapitalization) or (B) exercises of the Nerdy LLC redemption right or call right; and (ii) imputed interest deemed to be paid by us as a result of, and additional basis arising from, any payments under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these net cash savings.
The term of the Tax Receivable Agreement commenced upon the completion of the Reverse Recapitalization and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired and all required payments are made, unless we exercise its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances described below) and we make the termination payment specified in the Tax Receivable Agreement.
The payment obligations under the Tax Receivable Agreement are our obligation and not obligations of Nerdy LLC, and we expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of our realization of tax benefits subject to the Tax Receivable Agreement is by its nature imprecise. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of our ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon significant future events, including but not limited to the timing of the redemptions of OpCo Units, the price of Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of tax basis associated with the OpCo Units of the redeeming holder at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount, character, and timing of taxable income Nerdy LLC generates in the future, the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement, the U.S. federal income tax rate then applicable to us, and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is also by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash savings in tax generally will be calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and certain simplifying assumptions with respect to state and local income taxes) to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The amount and timing of any payments under the Tax Receivable Agreement are dependent upon significant future events, including those noted above in respect of estimating the amount and timing of our realization of tax benefits.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
If the Tax Receivable Agreement terminates early (at our election or due to other circumstances, including our breach of a material obligation thereunder or upon the election of the TRA Holders in connection with certain changes of control described below), we would be required to make an immediate payment to each TRA Holder equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (determined by applying a discount rate equal to the lesser of (i) 6.5% and (ii) one-year London Interbank Offered Rate (“LIBOR”) (or a replacement rate, if applicable) plus 150 basis points) and the aggregate amount of such early termination payments is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) we have sufficient income to fully utilize the tax attributes covered by the Tax Receivable Agreement, (ii) net operating losses and credits that are available as of the termination are utilized through the earlier of the scheduled expiration of such losses or credits or the fifth anniversary of the termination, (iii) the applicable tax rates will be those specified by law as in effect as of the termination date, (iv) non-amortizable asset basis is utilized on an accelerated timeline, and (v) any OpCo Units (other than those held by Nerdy Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.
If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales, and other forms of business combinations and certain changes to the composition of our board), the Tax Receivable Agreement will remain in effect with respect to each TRA Holder (provided that certain valuation assumptions applicable to an early termination of the Tax Receivable Agreement, including that there will be sufficient income to utilize all tax attributes covered by the Tax Receivable Agreement, will be utilized to determine the payments to be made under the Tax Receivable Agreement), unless such TRA Holder elects (or the representative of the TRA Holders causes all of the TRA Holders to elect) to receive its early termination payment in connection with the change of control transaction, in which case the Tax Receivable Agreement will terminate with respect to such TRA Holder as described in the paragraph above. Any payment made under the Tax Receivable Agreement following a change of control may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which such payment relates.
If the Tax Receivable Agreement terminates early (in the situations described above), our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, or other forms of business combinations or changes of control that could be in the best interests of holders of Class A Common Stock. For example, if the Tax Receivable Agreement were terminated at December 31, 2021, the estimated total early termination payments would be, in the aggregate, approximately $163,882 thousand (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted total Tax Receivable Agreement liability of approximately $204,625 thousand, calculated based on certain assumptions, including but not limited to the closing price of our Class A Common Stock as of December 31, 2021, a 21% U.S. federal corporate income tax rate and estimated applicable state and local income tax rates, no material change in U.S. federal income tax law, and that we will have sufficient taxable income to utilize such estimated tax benefits). The foregoing number is merely an estimate and the actual payment could differ materially.
If our obligation to make payments under the Tax Receivable Agreement is accelerated by election of the TRA Holders in connection with a change of control, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, we may be required to fund such payment from other sources, and, as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We do not currently expect to cause an acceleration due to our breach, and we do not currently expect that we would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that we will be able to meet our obligations under the Tax Receivable Agreement.
If our payment obligations under the Tax Receivable Agreement are accelerated in connection with certain mergers, other forms of business combinations, or other changes of control, the consideration payable to holders of Nerdy Inc.’s Class A Common Stock could be substantially reduced.
If Nerdy Inc. experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales, and other forms of business combinations and certain changes to the composition of the Nerdy Inc. Board), then Nerdy Inc.’s obligations under the Tax Receivable Agreement would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, and, in such situations, payments under the Tax Receivable Agreement may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of Nerdy Inc.’s payment obligations under the Tax Receivable Agreement, holders of Nerdy Inc. Class A Common Stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, Nerdy Inc.’s payment obligations under the Tax Receivable Agreement will not be conditioned upon the TRA Holders having a continued interest in Nerdy Inc. or Nerdy LLC, and the rights of the TRA Holders (including the right to receive payments) under the Tax Receivable Agreement are generally transferable by the TRA Holders as long as the transferee of such rights has executed and delivered or in connection with such transfer executes and delivers, a joinder to the Tax Receivable Agreement. Accordingly, the TRA Holders’ interests may conflict with those of the holders of Nerdy Inc.’s Class A Common Stock.
We will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.
Payments under the Tax Receivable Agreement will be based on certain tax reporting positions, and the IRS or another tax authority may challenge all or part of the tax basis increases upon which payment under the Tax Receivable Agreement are based, as well as other related tax positions we take, and a court could sustain such challenge. The TRA Holders will not reimburse us for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any TRA Holder will be netted against future payments that would otherwise be made to such TRA Holder, if any, after our determination of such excess (which determination may be made a number of years following the initial payment and after future payments have been made). As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could materially adversely affect our liquidity.
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
We intend to operate such that Nerdy LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of OpCo Units pursuant to the Nerdy LLC redemption right or other transfers of OpCo Units could cause Nerdy LLC to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that redemptions or other transfers of OpCo Units qualify for one or more such safe harbors. For example, we intend to limit the number of Nerdy LLC unit holders, and the Nerdy LLC agreement, which was entered into in connection with the Reverse Recapitalization, will provide for limitations on the ability of Nerdy LLC unit holders to transfer their OpCo Units and will provide us with the right to cause the imposition of limitations and restrictions (in addition to those already in place) on the ability of Nerdy LLC unit holders to redeem their OpCo Units pursuant to the Nerdy LLC redemption right to the extent Nerdy Inc. believes it is necessary to ensure that Nerdy LLC will continue to be treated as a partnership for U.S. federal income tax purposes.
If Nerdy LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for Nerdy Inc. and Nerdy LLC, including as a result of our inability to file a consolidated U.S. federal income tax return with Nerdy LLC. Additionally, we may not be able to realize tax benefits covered under the Tax Receivable Agreement, and we would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Nerdy LLC’s assets) were subsequently determined to have been unavailable.
In certain circumstances, Nerdy LLC will be required to make tax distributions to the Nerdy LLC unitholders, including Nerdy Inc., and the tax distributions that Nerdy LLC will be required to make may be substantial. The Nerdy LLC tax distribution requirement may complicate our ability to maintain our intended capital structure.
Nerdy LLC will generally make quarterly tax distributions, to the Nerdy LLC unitholders, including Nerdy Inc. Such distributions will be pro rata and be in an amount sufficient to cause each Nerdy LLC unitholder to receive a distribution at least equal to such Nerdy LLC unitholder’s allocable share of net taxable income (calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the combined maximum U.S. federal, state, and local income tax rate that may potentially apply to any member for the applicable taxable year. The highest marginal U.S. federal income tax rate applicable to corporations such as Nerdy Inc. is significantly lower than the highest marginal U.S. federal income tax rate applicable to non-corporate taxpayers. Additionally, the per-OpCo unit taxable income allocable to Nerdy Inc. will likely be lower than the per-OpCo unit taxable income allocated to other Nerdy LLC unitholders. As a result of these disparities, Nerdy Inc. may receive tax distributions from Nerdy LLC significantly in excess of its actual tax liability and its obligations under the Tax Receivable Agreement.
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
Our Certificate of Incorporation, Bylaws, and the Delaware General Corporation Law, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Nerdy Inc. Board and therefore depress the trading price of Nerdy Inc. Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Nerdy Inc. Board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our governing documents, include provisions regarding:
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
•the requirement that a special meeting of stockholders may be called only by the Chief Executive Officer, the Chairman of the Board, or the Nerdy Inc. Board, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
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
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Nerdy Inc. Board or management.
Nerdy Inc.’s Bylaws designate a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between Nerdy Inc. and its stockholders, which could limit Nerdy Inc.’s stockholders’ ability to obtain a favorable judicial forum for disputes with Nerdy Inc. or its directors, officers, stockholders, employees, or agents.
Our Bylaws provide that, unless Nerdy Inc. consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on behalf of Nerdy Inc., (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of Nerdy Inc. to Nerdy Inc. or Nerdy Inc.’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Certificate of Incorporation or Bylaws or, (iv) any action asserting a claim against Nerdy Inc. governed by the internal affairs doctrine, in each such case subject to (a) said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and (b) any action asserted to enforce any liability or duty created by the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or, in each case, rules and regulations promulgated thereunder, for which there is exclusive federal or concurrent federal and state jurisdiction. Unless the Corporation consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the U.S.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
Our corporate headquarters is located at 101 S. Hanley Rd., Suite 300, St. Louis, Missouri 63105 and consists of approximately 19 thousand square feet of office space under a lease with an initial term that expires in August 2023, subject to two, 5 year lease extension options. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space to accommodate expansion of our operations, as necessary, and if needed.
ITEM 3. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to “Commitments and Contingencies” in Note 17 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report, which is incorporated herein by reference.
Pursuant to SEC regulations, the Company is required to disclose certain information about environmental proceedings with a governmental entity as a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. Pursuant to such SEC regulations, the Company has elected to use a threshold of $1,000 thousand for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the fourth quarter of 2021.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock and Dividends
Our Class A common stock and our public warrants that are exercisable for our Class A common stock are traded on the New York Stock Exchange (the “NYSE”) under the symbols “NRDY” and “NRDY-WT”, respectively. Our Class B common stock, our private and forward purchase agreement warrants that are exercisable for our Class A common stock, and our warrants that are exercisable for our Class B common stock are not traded on any established public trading market.
On February 14, 2022, there were approximately 50 stockholders and 30 stockholders of our Class A common stock and Class B common stock, respectively, as well as approximately 80 holders of our warrants that are exercisable for our Class A common stock and our Class B common stock. The actual number of stock or warrant holders is greater than this number of record holders and includes stock and warrant holders who are beneficial owners but whose shares are held in street name by brokers and other nominees. We did not pay any cash dividends on our Class A common stock during the year ended December 31, 2021, nor do we have plans to pay cash dividends on our common stock in the foreseeable future.
The information required under this Item 5 concerning equity compensation plan information is set out under Part III, Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) the Securities Exchange Act of 1934, during the fourth quarter of 2021.
Performance Graph
We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.
Unregistered Sales of Equity Securities and Use of Proceeds
On the closing date of the Reverse Recapitalization (as defined in “Management’s Discussion and Analysis of Financial Condition and Operations, Part II, Item 7 of this report), we consummated a private placement financing (the “PIPE Financing”) and transactions contemplated by the forward purchase agreements (the “FPA Financing”). The shares of our Class A common stock issued in connection with both financings were not registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. We used the proceeds from the financings to fund a portion of the cash consideration required to effect the Reverse Recapitalization, to pay transaction fees and expenses, and to repay certain outstanding debt of Live Learning Technologies LLC, a Delaware limited liability company (along with its wholly-owned subsidiaries, “Nerdy LLC”). The remaining funds were contributed to Nerdy LLC’s balance sheet. These shares issued were subsequently registered with the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) in connection with Nerdy Inc.’s Registration Statement on Form S-1 filed on October 15, 2021, which became effective as of October 25, 2021.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. The following discussion should be read in conjunction with the financial statements under Part II, Item 8 of this report, “Cautionary Note On Forward-Looking Statements” on page 1 of this report, and “Risk Factors” in Part I, Item 1A of this report. This section of this report generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this report, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Nerdy Inc.’s Registration Statement on Form S-1 filed with the SEC on October 15, 2021, which became effective as of October 25, 2021.
OVERVIEW
We operate a platform for live online learning. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including one-on-one instruction, small group classes, large format group classes, and adaptive self-study. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Its solutions are available directly to Learners, as well as through schools and other institutions. Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our offerings include Varsity Tutors for Schools, a product suite that leverages our platform capabilities to offer our online learning solutions directly to education systems, and StarCourses, our free celebrity-led, live large group classes.
Our platform delivers value to both Learners, who are our customers, and Experts. We have built a diversified business across the following audiences: K-8, High School, College, Graduate School, and Professional. Learners and Experts come to us for convenience, value, and a superior learning experience. We believe we have built a scalable platform that allows us to drive growth, satisfaction for Learners, and retention across audiences and subjects, as well as allowing Experts to generate income from the convenience of home.
Reverse Recapitalization
On September 20, 2021 (the “Closing Date”), TPG Pace Tech Opportunities Corp., a publicly traded, exempted company incorporated in the Cayman Islands (“TPG Pace”), and Nerdy LLC, consummated a business combination (the “Closing”) pursuant to the business combination agreement, dated as of January 28, 2021 (as amended, the “Business Combination Agreement”). Nerdy LLC is a holding company that is the sole owner of several operating companies, including its flagship business Varsity Tutors.
At the Closing Date, TPG Pace and Nerdy LLC completed the following transactions (the “Reverse Recapitalization”):
•Immediately prior to the Closing, TPG Pace became a Delaware corporation and was renamed Nerdy Inc.;
•TPG Pace’s outstanding Class A ordinary shares and Class F ordinary shares were converted into corresponding shares of Nerdy Inc.’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and Class F common stock, par value $0.0001 per share (the “Class F Common Stock”) and its outstanding private placement warrants and public warrants to purchase Class A ordinary shares were converted into corresponding private placement warrants to purchase Class A Common Stock (the “Private Placement Warrant(s)”) and public warrants to purchase Class A Common Stock (the “Public Warrant(s)”), respectively, (collectively, the “Domestication”). Each Private Placement Warrant and Public Warrant allows for the purchase of one share of Class A Common Stock at an exercise price of $11.50 per share. The shares of Class F Common Stock were subsequently converted to shares of Class A Common Stock;
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
•Holders of Nerdy LLC common and preferred units (the “Legacy Nerdy Holders”) exchanged their historical Nerdy LLC equity for: (i) cash consideration of $336,846 thousand, of which $767 thousand was accrued and reported as

“Due to legacy Nerdy holders” on the Consolidated Balance Sheet at December 31, 2021, (ii) either OpCo Units and an equivalent number of shares of Nerdy Inc.’s Class B common stock, $0.0001 par value per share (the “Class B Common Stock”) or shares of Class A Common Stock, and (iii) warrants to purchase OpCo Units at an exercise price of $11.50 (the exercise of which would also result in the issuance of one corresponding share of Class B Common Stock) (the “OpCo Warrant(s)”) or Private Placement Warrants at an exercise price of $11.50;
•Nerdy Inc. contributed all of its assets (other than the OpCo Units it then held) to Nerdy LLC in exchange for additional OpCo Units and OpCo Warrants, such that the Company will hold a number of OpCo Units equal to the total number of shares of Class A Common Stock and OpCo Warrants equal to the total number of Public Warrants;
•Nerdy Inc. issued and sold 15,000 thousand shares of Class A Common Stock for aggregate consideration of $150,000 thousand in connection with the PIPE Financing; and
•Nerdy Inc. issued and sold 16,117 thousand shares of Class A Common Stock and 3,000 thousand warrants to purchase Class A Common Stock (the “FPA Warrant(s)”) for aggregate consideration of $150,000 thousand in connection with the FPA Financing. Each FPA Warrant allows for the purchase of one share of Class A Common Stock at an exercise price of $11.50 per share.
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
As a result of and immediately following the Reverse Recapitalization:
•Nerdy Inc. is a holding company that has no material assets other than its ownership interests in Nerdy LLC and its indirect interests in the subsidiaries of Nerdy LLC, and has no independent means of generating revenue or cash flow;
•Nerdy Inc. had the following securities outstanding: (i) 83,875 thousand shares of Class A Common Stock, including Earnouts (as defined below), (ii) 73,971 thousand shares of Class B Common Stock, including Earnouts, held by certain of the Legacy Nerdy Holders, and (iii) 17,281 thousand warrants, each exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share;
•Members of Nerdy LLC are the Legacy Nerdy Holders and Nerdy Inc.;
•Nerdy LLC had the following OpCo Units and OpCo Warrants outstanding: (i) 157,846 thousand OpCo Units, including Earnouts, and (ii) 2,052 thousand OpCo Warrants;
•Legacy Nerdy Holders owned 70,613 thousand OpCo Units, excluding Earnouts, equal to 47.1% of the economic interest in Nerdy LLC, and 70,613 thousand shares of Class B Common Stock, excluding Earnouts, which, together (the “Combined Interests”), are redeemable beginning six months after the Closing Date at the option of the Legacy Nerdy Holders on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by Nerdy Inc. If Nerdy Inc. elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than five business days after the redemption notice date. Upon the redemption of the OpCo Units and Class B Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be cancelled. The Class B Common Stock has voting rights only and has no dividend or economic rights. The shares of Class B Common Stock are owned by the Legacy Nerdy Holders and cannot be transferred except to us. We do not intend to list our Class B Common Stock on any stock exchange. Additionally, certain Legacy Nerdy Holders owned 11,550 thousand shares of Class A Common Stock, excluding Earnouts;
•Public stockholders of Nerdy Inc., including certain Legacy Nerdy Holders, (i) owned 79,233 thousand shares of Class A Common Stock, excluding Earnouts, which represented 52.9% of the combined voting power of Nerdy Inc. and 100% of the economic interest in Nerdy Inc., and (ii) through Nerdy Inc.’s ownership of 79,233 thousand OpCo Units, indirectly held 52.9% of the economic interest in Nerdy LLC;
•Nerdy LLC is managed by a five person board of managers, composed of three persons that were designated by Nerdy Inc. and two persons that were designated by holders of a majority of the OpCo Units held by members of Nerdy LLC other than Nerdy Inc. Nerdy LLC’s management will continue to manage Nerdy LLC and all of its related and affiliated entities (subject to the approval of Nerdy Inc.’s Board of Directors) and Nerdy Inc.’s executive officers serve as the executive officers for all of its related and affiliated entities; and
•Financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and following the Reverse Recapitalization on September 20, 2021, a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”). The Company has excluded Earnouts in the calculation of the ownership interests in Nerdy LLC as the Earnouts are subject to forfeiture if the achievement of certain stock price thresholds are not met within five years of the Reverse Recapitalization. To the extent these price thresholds are met, the Earnouts will no longer be subject to forfeiture and the units will then be included in the calculation of the ownership interests in Nerdy LLC.
Nerdy LLC, as a result of the contribution by Nerdy Inc., received proceeds of $557,574 thousand, which included (i) cash of $287,673 thousand that was held in TPG Pace’s trust account from its initial public offering and TPG Pace’s operating cash account, after giving effect to redemptions of TPG Pace’s Class A Ordinary Shares held by TPG Pace’s public shareholders prior to the Reverse Recapitalization, (ii) proceeds of $150,000 thousand from the PIPE Financing, (iii) proceeds of $150,000 thousand from the FPA Financing, and (iv) the payment of transaction expenses of $30,099 thousand. Nerdy LLC used these proceeds to (i) pay cash consideration of $336,079 thousand to Legacy Nerdy Holders, (ii) pay transaction fees and expenses of $29,636 thousand, and (iii) repay $52,343 thousand of outstanding principal, interest and other charges under its loan and security agreement (the “LSA”). The remaining funds were contributed to Nerdy LLC’s balance sheet.
Warrants
The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).” For other terms and conditions regarding each tranche of Warrants held by the Company, see the above discussion.
Earnouts
Of the total shares and units issued as a result of the Reverse Recapitalization, we had 8,000 thousand shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that will be subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock are not met within five years of the Reverse Recapitalization (assuming there is no change in control event) (the “Earnout(s)”).
Basis of Presentation
For the year ended December 31, 2021, the consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows, and changes in equity of Nerdy LLC and its wholly-owned subsidiaries for the period of January 1, 2021 through September 20, 2021, the Closing Date of the Reverse Recapitalization, and the consolidated results of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity of Nerdy Inc. and its consolidated subsidiaries, including Nerdy LLC, for the period of September 21, 2021 through December 31, 2021. The consolidated balance sheet at December 31, 2021 presents the financial condition of Nerdy Inc. and its consolidated subsidiaries, including Nerdy LLC, and reflects the initial recording of the assets and liabilities of Nerdy Inc. at their historical cost (see Note 4 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report).
For the years ended December 31, 2020 and 2019, the consolidated financial statements present the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of Nerdy LLC. The consolidated balance sheet as of December 31, 2020 presents the financial condition of Nerdy LLC and its wholly-owned subsidiaries.
For the year ended December 31, 2021, $3,779 thousand of the consolidated net losses of Nerdy LLC were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of a portion of the consolidated net losses of Nerdy LLC for the period of September 21, 2021 through December 31, 2021. For the year ended December 31, 2021, $3,354 thousand of the consolidated net losses of Nerdy LLC were attributable to the NCI, and reflects the Legacy Nerdy Holders’ absorption of a portion of the consolidated net losses of Nerdy LLC for the period of September 21, 2021 through December 31, 2021. For the year ended December 31, 2021, $23,546 thousand of the consolidated net losses of Nerdy LLC were attributable to the Legacy Nerdy Holders to reflect their absorption of 100% of the consolidated net losses of Nerdy LLC pertaining to the period of January 1, 2021 through September 20, 2021, the Closing Date of the Reverse Recapitalization. For the years ended December 31, 2020 and 2019, net losses of $24,663 thousand and $22,439 thousand, respectively, were attributable to the Legacy Nerdy Holders to reflect their absorption of 100% of Nerdy LLC’s net losses pertaining to the periods prior to the Reverse Recapitalization.
For additional information on the Reverse Recapitalization, the Tax Receivable Agreement, Warrants, Earnouts, and our basis of presentation, refer to “Critical Accounting Policies and Estimates” within this section, as well as Notes 1, 2, 4, and 16, within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.

Revenue from Contracts with Customers
On January 1, 2019, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method applied to those contracts which were not completed as of the date of adoption. We recorded an adjustment to accumulated deficit as of January 1, 2019, to reflect the application of our updated revenue recognition policy, primarily related to the accounting for unredeemed payments for services, which are now recognized over the expected customer usage period rather than at the end of the contract period. The cumulative adjustment resulted in a decrease of $16,767 thousand to“Accumulated deficit” and “Deferred revenue” on the consolidated balance sheet. Revenue for reporting periods beginning January 1, 2019 are presented under ASC Topic 606, resulting in a decrease in “Deferred revenue” of $3,911 thousand and a corresponding increase in “Revenue,” as of and for the year ended December 31, 2019, due to revenue from unredeemed payments for services being recognized in accordance with ASC Topic 606.
Seasonality of our Business
We have experienced in the past, and expect to continue to experience seasonal fluctuations in our revenues and earnings due to Learner and institutional spending and consumption habits, and the timing of the academic year. Historically, we experience lower than normal revenues during the summer when schools and universities are out of session in the U.S. and when people travel for vacations and holidays. Due to seasonality, comparisons of our historical quarterly results of operations on a sequential basis may not provide meaningful insight into our overall financial performance.
COVID-19 Pandemic
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty, including in our business. We are closely monitoring the impact of the COVID-19 pandemic and developments related thereto and are taking necessary actions to ensure our ability to safeguard the health of our employees, maintain our operations to serve Learners and institutions and Experts, and preserve financial liquidity to navigate the uncertainty caused by the pandemic.
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
Our investments in innovation during COVID-19 enabled us to hit key financial milestones we had established for the Company, including improving our unit-level economics and demonstrating we could be self-sustaining. We believe these trends will continue as the COVID-19 impact diminishes. While we closed our in-person business in 2020, the momentum in our one-on-one online business combined with the successful release of several new learning formats and investments in brand awareness have delivered strong improvements in Active Learner (as defined below) growth, customer engagement, retention, lifetime value expansion, and revenue growth.
The loss of in-person one-on-one instruction has been more than offset by increases in the Company’s online offerings. Our online revenues increased $43,224 thousand to $140,664 thousand in the year ended December 31, 2021 compared to the year ended December 31, 2020, an increase of 44% year over year with a corresponding decrease in in-person learning from $6,528 thousand for the year ended December 31, 2020 to zero for the year ended December 31, 2021. Total revenue for the year ended December 31, 2021 increased $36,696 thousand or 35% year-over-year to $140,664 thousand.
For additional discussion, refer to “Cautionary Statement on Forward-Looking Statements” on page 1 of this report and “Risk Factors” in Part I, Item 1A of this report.
Closing of Veritas
In December 2021, management made a strategic decision to abandon the Veritas LLC (“Veritas”) legacy business as the Company will no longer sell new services under the Veritas Prep trade name, while retaining certain operational know-how and capabilities that we are actively applying to the larger Varsity Tutors brand offerings. In connection with the abandonment of the Veritas legacy business, we recorded a write-off of the Veritas Prep trade name, as well as write-offs of other immaterial assets.

KEY FINANCIAL AND OPERATING METRICS
We monitor the following key financial and operating metrics to evaluate the growth of our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
“Active Learner(s)” is defined as the unique number of Learners attending a paid online one-on-one instruction, a paid online class, or a paid group tutoring session in a given period. Variations in the number of Active Learners are due to changes in demand for our solutions, seasonality, testing schedules, and the launch of new products and learning formats, and therefore, is a key indicator of our ability to attract and engage Learners. During the year ended December 31, 2020, the Company transitioned to 100% online learning. The following table summarizes the number of Active Learners for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,		Change	Year Ended December 31,		Change
Active Learners in ones; favorable/(unfavorable)	2021	2020	%	2020	2019	%
Active Learners	126,519	86,614	46%	86,614	63,060	37%
“Revenue per Active Learner” is calculated as online revenue divided by the number of Active Learners in a given year or period. The following table summarizes Revenue per Active Learner for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,		Change	Year Ended December 31,		Change
dollars in ones; favorable/(unfavorable)	2021	2020	%	2020	2019	%
Revenue per Active Learner	$1,112	$1,125	(1)%	$1,125	$1,021	10%
“Online Sessions” is defined as the total number of online one-on-one sessions, the number of paid online group classes attendees, and the number of paid group tutoring session attendees in a given period (excluding Legacy Businesses and our subscription service, VT+). The following table summarizes total Online Sessions for for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,		Change	Year Ended December 31,		Change
sessions in thousands; favorable/(unfavorable)	2021	2020	%	2020	2019	%
Online Sessions	1,921	1,113	73%	1,113	549	103%
“Sessions Taught per Active Expert” is calculated as the number of one-on-one sessions, the number of paid online group classes, and the number of paid group tutoring sessions per active Expert in a given period. The following table summarizes sessions taught per active Expert for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,		Change	Year Ended December 31,		Change
sessions in ones: favorable/(unfavorable)	2021	2020	%	2020	2019	%
Sessions Taught per Active Expert	80	67	19%	67	54	24%
“One-on-One Average Session Length” is defined as a session (e.g., an instructional meeting) between a single Learner and a single Expert in an online, one-on-one setting (excluding Veritas and EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”) (collectively, the “Legacy Businesses”) and our subscription service, VT+). The following table summarizes total One-on-One Average Session Length or the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,		Change	Year Ended December 31,		Change
in hours: favorable/(unfavorable)	2021	2020	%	2020	2019	%
One-on-One Average Session Length	1.32	1.39	(5)%	1.39	1.49	(7)%

RESULTS OF OPERATIONS

	Year Ended December 31,
dollars in thousands	2021	%	2020	%	2019	%
Revenue	$140,664	100%	$103,968	100%	$90,452	100%
Cost of revenue	46,700	33%	34,834	34%	30,830	34%
Gross Profit	93,964	67%	69,134	66%	59,622	66%
Sales and marketing expenses	65,441	47%	43,838	42%	37,967	42%
General and administrative expenses	121,968	87%	43,231	42%	42,192	47%
Write-off of other intangible assets	3,009	2%	—	—%	—	—%
Operating Loss	(96,454)	(69)%	(17,935)	(17)%	(20,537)	(23)%
Unrealized gain on derivatives	(71,041)	(51)%	—	—%	—	—%
Interest expense	3,791	3%	4,904	5%	2,101	2%
Other expense (income), net	8,552	6%	1,824	2%	(199)	—%
Gain on extinguishment of debt, net	(7,117)	(5)%	—	—%	—	—%
Loss before Income Taxes	(30,639)	(22)%	(24,663)	(24)%	(22,439)	(25)%
Income tax expense	40	—%	—	—%	—	—%
Net Loss	(30,679)	(22)%	(24,663)	(24)%	(22,439)	(25)%
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	(23,546)	(17)%	(24,663)	(24)%	(22,439)	(25)%
Net loss attributable to noncontrolling interests	(3,354)	(2)%	—	—%	—	—%
Net Loss Attributable to Class A Common Stockholders	$(3,779)	(3)%	$—	—%	$—	—%
Revenue
Revenue for the year ended December 31, 2021 was $140,664 thousand, an increase of 35% from $103,968 thousand during the same period in 2020. This increase was driven by increased online revenue, which was partially offset by a decline in in-person revenues. We completed the transition to delivering live instruction 100% online in April 2020. We scaled and integrated several new services, including one-on-one instruction and small group classes, as well as free services including large format group classes, and adaptive self-study together into a single comprehensive learning destination. These initiatives drove revenue growth throughout the second half of 2020 which continued through 2021.
The following table sets forth our total revenue for the periods shown for our online and in-person revenue:

	Year Ended December 31,
dollars in thousands	2021	%	2020	%	2019	%
Online	$140,664	100%	$97,440	94%	$64,378	71%
In-person	—	—	6,528	6%	26,074	29
Revenue	$140,664	100%	$103,968	100%	$90,452	100%
For the year ended December 31, 2021, online revenue increased $43,224 thousand to $140,664 thousand, or 44%, compared to the same period in the prior year; in-person revenue decreased 6,528 thousand to zero, or 100%, from the same period in the prior year as a result of the transition to deliver live learning 100% online in April 2020. Going forward, we are focused entirely on our online products and revenue streams.
Cost of Revenue and Gross Profit
The following table sets forth our Cost of revenue for the periods shown:

	Year Ended December 31,		Change		Year Ended December 31,		Change
dollars in thousands; favorable/(unfavorable)	2021	2020	$	%	2020	2019	$	%
Revenue	$140,664	$103,968	$36,696	35%	$103,968	$90,452	$13,516	15%
Cost of revenue	46,700	34,834	(11,866)	(34)%	34,834	30,830	(4,004)	(13)%
Gross Profit	$93,964	$69,134	$24,830	36%	$69,134	$59,622	$9,512	16%
% Margin	67%	66%			66%	66%

Cost of revenue includes the cost of Experts performing instruction, amortization of capitalized technology costs, and other costs required to deliver instruction to Learners.
For the year ended December 31, 2021, cost of revenue increased $11,866 thousand to $46,700 thousand, or 34%, compared to the prior year period, primarily due to higher Expert costs of $11,461 thousand due to higher session volume.
Gross profit for the year ended December 31, 2021 of $93,964 thousand increased by $24,830 thousand, or 36%, compared to the same period in 2020. Gross margin was 67% during the year ended December 31, 2021, an increase of 30 basis points when compared to the prior year period. The increase in gross profit was driven by the adoption of one-on-one online learning, expansion across more subjects and more audiences (driven by Professional and Learning Differences), and growth in our small group class format.
Operating Expenses
The following table sets forth our operating expenses for the periods shown:

	Year Ended December 31,		Change		Year Ended December 31,		Change
dollars in thousands; favorable/(unfavorable)	2021	2020	$	%	2020	2019	$	%
Sales and marketing expenses	$65,441	$43,838	$(21,603)	(49)%	$43,838	$37,967	$(5,871)	(15)%
General and administrative expenses	121,968	43,231	(78,737)	(182)%	43,231	42,192	(1,039)	(2)%
Write-off of other intangible assets	3,009	—	(3,009)	(100)%	—	—	—	—%
Total operating expenses	$190,418	$87,069	$(103,349)	(119)%	$87,069	$80,159	$(6,910)	(9)%
Sales and Marketing
Sales and marketing expenses for the year ended December 31, 2021 were $65,441 thousand, an increase of $21,603 thousand from $43,838 thousand in the same period in 2020. Sales and marketing expenses for the year ended December 31, 2021 included stock-based compensation of $3,378 thousand. Excluding this impact in the current year period, sales and marketing expenses increased $18,225 thousand, or 42%. In 2021, we continued to make investments in marketing, targeting new audiences and advertising new products, including StarCourses, our free, celebrity-led, live, large group classes to drive customer acquisition, brand awareness, and reach. We also made investments in establishing and growing our sales organization to support our institutional offering, Varsity Tutors for Schools. These investments were partially offset by operating leverage we realized from automation and AI to streamline our consultative sales organization. Marketing expenses as a percentage of revenue may fluctuate from period to period based on bookings, consumption patterns that drive revenue levels, seasonality, and the timing of our investments in marketing activities.
General and Administrative
General and administrative expenses for the year ended December 31, 2021 were $121,968 thousand, an increase of $78,737 thousand from $43,231 thousand in the same period in 2020. General and administrative expenses for the year ended December 31, 2021 included stock-based compensation and transaction costs of $51,039 thousand and $9,602 thousand, respectively. General and administrative expenses for the year ended December 31, 2020 included stock-based compensation and transaction costs of $1,730 thousand and $1,288 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $21,114 thousand, or 53%, as we made targeted investments in new product development. We moved quickly to bring in new talent across engineering, product, data science, product design, marketing, and sales to drive new product innovation and growth. We were pleased with the progress filling key roles and have found that employees are attracted to our remote-first, mission-driven culture and orientation toward innovation. These investments allowed us to launch our institutional strategy, Varsity Tutors for Schools, build and scale the institutional team, as well as launch a new suite of product capabilities in support of the initiative. We also increased Expert capacity during the period to support strong back-to-school demand and ensure strong execution against the launch of Varsity Tutors for Schools. Partially offsetting these investments, were improvements to support-related leverage resulting from the transition to delivering live learning 100% online in April 2020, and through the use of automation and AI across the curation and matching layers of our platform. We were also able to drive operating leverage across office expenses, as we became a remote-first company. We expect that our general and administrative expenses will increase for the foreseeable future as we grow our business, as well as cover the additional costs and expenses associated with being a publicly listed company.

Write-off of Other Intangible Assets
During the year ended December 31, 2021, we recorded a write-off of other intangibles assets of $3,009 thousand for the Veritas Prep definite-lived trade name to adjust its net carrying value to zero. The write-off of Veritas Prep trade name was the result of a strategic decision made by management in December 2021 to abandon the Veritas legacy business as we will no longer sell new services under the Veritas Prep trade name. We did not record any impairments or write-offs of other intangible assets during the years ended December 31, 2020 or 2019.
Unrealized Gain on Derivatives
Unrealized gain on derivatives was $71,041 thousand for the year ended December 31, 2021 and related to non-cash mark-to-market adjustments on our Warrants and Earnouts that were issued in connection with the Reverse Recapitalization. Of the gains in 2021, $24,095 thousand and $46,946 thousand related to Warrants and Earnouts, respectively. For additional information on our Warrants and Earnouts, see “Critical Accounting Policies and Estimates” within this section, as well as Notes 1, 2, 13 and 14 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
Interest Expense
Interest expense decreased $1,113 thousand during the year ended December 31, 2021 to $3,791 thousand, compared to the prior year period. This decrease was primarily driven by the repayment in full of our previously outstanding principal balance under our LSA in connection with the Closing of the Reverse Recapitalization on September 20, 2021.
Other Expense (Income), net
Other expense, net was $8,552 thousand during the year ended December 31, 2021. In connection with the Reverse Recapitalization, Nerdy Inc.’s Board of Directors approved repayment in full by Nerdy LLC of the principal balance and accrued interest of its promissory note (the “Promissory Note”) that was previously forgiven, which totaled $8,395 thousand, and notified the Small Business Administration (the “SBA”) of their intent to do so. Accordingly, we recognized a loss on repayment of the Promissory Note of $8,395 thousand for the year ended December 31, 2021.
Other expense, net was $1,824 thousand during the year ended December 31, 2020, and was driven by losses recognized in connection with entering into a sublease agreement in 2020 for our Tempe, Arizona office, a space we no longer occupy.
Gain on Extinguishment of Debt, net
Gain on extinguishment of debt, net was $7,117 thousand during the year ended December 31, 2021.
We applied for and received the Promissory Note under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the amount of $8,293 thousand on April 16, 2020. In the second quarter of 2021, we applied for forgiveness of the Promissory Note and on June 30, 2021, the Company received notice from the SBA that the Promissory Note and accrued interest of $102 thousand was forgiven in full. Accordingly, the Company recognized a gain on the Promissory Note forgiveness of $8,395 thousand in the year ended December 31, 2021. The loss recognized on the Promissory Note repayment (discussed in the “Other Expense, net” section) and the gain recognized on the forgiveness of the Promissory Note fully offset each other, resulting in a net zero impact to the Consolidated Statement of Operations for the year ended December 31, 2021. On October 14, 2021, Nerdy LLC repaid the previously forgiven Promissory Note principal balance and accrued interest.
With a portion of the proceeds received from the Reverse Recapitalization, Nerdy LLC fully repaid the outstanding principal balance and accrued interest of the LSA. In connection with these repayments, Nerdy LLC recorded a loss of $1,278 thousand, during the year ended December 31, 2021.
For additional information on our previously held debt and their repayments, see Notes 1 and 15 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.

Income Tax Expense
Our effective tax rate was (0.6)% for the year ended December 31, 2021. Income tax expense and the effective tax rate for the year ended December 31, 2021 represents the period beginning September 21, 2021 and ending December 31, 2021, as well as amounts owed to state authorities due to the change in corporate taxpayer status following the Reverse Recapitalization. A reconciliation of income tax expense with amounts computed at the federal statutory tax rate is as follows:

dollars in thousands	Year Ended December 31, 2021
Computed tax (21%)	$(1,489)
Partnership outside basis adjustments	(8,827)
Income tax benefit attributable to NCI	797
Change in valuation allowance	9,812
State income tax benefit, net of effect on federal tax	(190)
Other, net (none in excess of 5% of computed tax)	(63)
Income tax expense	$40
For days and periods prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, its net taxable loss and any related tax credits were allocated to its members. For additional information on income taxes, see Note 7 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
LIQUIDITY AND CAPITAL RESOURCES
In connection with the Reverse Recapitalization, Nerdy LLC received net proceeds of $557,574 thousand, which included (i) cash of $287,673 thousand that was held in TPG Pace’s trust account from its initial public offering and TPG Pace’s operating cash account, after giving effect to redemptions of TPG Pace’s Class A Ordinary Shares held by TPG Pace’s public shareholders prior to the Reverse Recapitalization, (ii) proceeds of $150,000 thousand from the PIPE Financing, (iii) proceeds of $150,000 thousand from the FPA Financing, and (iv) the payment of TPG Pace transaction expenses of $30,099 thousand. Nerdy LLC used these proceeds to (i) pay cash consideration of $336,079 thousand to Legacy Nerdy Holders, (ii) pay transaction fees and expenses of $29,636 thousand, and (iii) repay $52,343 thousand of outstanding principal and interest under the LSA held by Nerdy LLC. The remaining funds were contributed to Nerdy LLC’s balance sheet.
Sources and Uses of Cash
As of December 31, 2021 and 2020, we had cash and cash equivalents totaling $143,964 thousand and $29,265 thousand, respectively. We have incurred cumulative losses from our operations, and we expect to incur additional losses in the future. Our operations have historically been financed primarily through capital contributions and debt financings. To the extent we continue to generate negative operating cash flows, we expect that operations will continue to be financed primarily by equity issuances, debt financings, and cash on hand. We intend to use the net proceeds received from the Reverse Recapitalization to fund our operating cash needs and for continued investments in our growth strategies.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand, cash flows from operations, and possible future equity issuances and debt financings will be sufficient to satisfy these future requirements.
Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. See Note 17 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for information on our lease obligations and the amount and timing of future payments. As of December 31, 2021, we had no debt obligations.
The following table sets forth our cash flows:

	Year Ended December 31,
dollars in thousands	2021	2020	2019
Cash (used in) provided by:
Operating activities	$(38,891)	$(6,654)	$(16,318)
Investing activities	(5,163)	(2,874)	(6,356)
Financing activities	159,250	12,293	24,387
Effect of Exchange Rate Change on Cash, cash equivalents and restricted cash	1	21	28
Net increase in Cash, cash equivalents and restricted cash	$115,197	$2,786	$1,741

Operating Activities
Cash used in operating activities for the year ended December 31, 2021 increased $32,237 thousand compared to the same period in 2020. The Company’s increased cash use was driven by targeted investments in new products and solutions, including Varsity Tutors for Schools, marketing, and new talent hires across executive management, engineering, product, and design to drive new product innovation and growth. Additionally, we expanded and enhanced our finance, accounting, and legal functions in connection with being a newly public company. Cash used in operating activities for the year ended December 31, 2021 also included transaction costs paid of $9,602 thousand in connection with the Reverse Recapitalization, the repayment of the previously forgiven Promissory Note and related accrued interest of $8,395 thousand, and directors and officers insurance paid of $3,016 thousand in connection with being a newly public company.
Investing Activities
Cash used in investing activities was $5,163 thousand and $2,874 thousand for the years ended December 31, 2021 and 2020, respectively, related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2021 was $159,250 thousand. Nerdy LLC received proceeds of $557,574 thousand related to the Reverse Recapitalization. Additionally, Nerdy LLC received proceeds of $11,000 thousand related to borrowings under the LSA. In connection with the Reverse Recapitalization, Nerdy LLC paid $336,079 thousand to Legacy Nerdy Holders, repaid the outstanding principal of $50,000 thousand related to the LSA and paid $21,638 thousand of transaction costs. As result of the repayment and extinguishment of the LSA, Nerdy LLC paid debt extinguishment costs of $1,607 thousand.
Cash provided by financing activities for the year ended ended December 31, 2020 was $12,293 thousand. Nerdy LLC received proceeds of $8,293 thousand and $4,000 thousand related to borrowings in connection with the previously outstanding Promissory Note and the LSA, respectively.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions. We make these subjective determinations after considering our historical performance, management’s experience, current economic trends, and events and information from outside sources. Inherent in this process is the possibility that actual results could differ from these estimates and assumptions for any particular period. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are described in Note 2 within the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report. Our critical accounting policies and estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations.
Revenue Recognition and Deferred Revenue
We recognize revenues from our services as performance obligations are satisfied. Performance obligations are satisfied throughout the term of its contracts with Learners and institutions, who are our customers, when they are provided services. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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
Our revenues from contracts with institutions, which are short-term duration of generally one year or less, are recognized from one-on-one and class services as performance obligations are satisfied. Given the institutions receive benefit from the completion of each session (institutions are not obligated to meet with the same Expert for a minimum number of sessions), we have concluded that each session is a separate performance obligation. Revenue is recognized, and to the extent cash for the purchase of services by institutions is collected in advance (at one time or in installments) deferred revenue is relieved on the date services are delivered to institutions in an amount that reflects the consideration we are contractually entitled to receive in exchange for those services. For institutions that do not pay in advance, we typically invoice these institutions on a monthly basis for each session provided, with amounts recorded to accounts receivable, net of any related allowance for doubtful accounts.
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
We provide a significant service of integrating instruction services, which are provided by Experts on our behalf through our platform, using our curation and matching technologies and features in order to deliver a combined output to meet our performance obligation to Learners. We are primarily responsible for the services provided and set pricing. We have determined that collectively, these factors reflect that we are the principal in transactions with Learners and institutions.
We do not have any incremental costs to obtain or fulfill a contract that would require capitalization. We elected as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.
Fixed Assets, Net
Expenditures for fixed assets are capitalized and primarily include costs related to software developed or acquired for internal use and purchases of furniture and IT equipment. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation of fixed assets other than capitalized internal use software is calculated on a straight-line basis over estimated useful lives of one to seven years and is included in “General and administrative expenses.” When fixed assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of operations.
We capitalize certain costs, including stock-based compensation, associated with software developed or obtained for internal use and website and application development. We capitalize development stage internal and external costs. These costs are capitalized when management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. Once the software is ready for its intended use it is placed into service, such costs are amortized on a straight-line basis within “Cost of revenue” in the Consolidated Statements of Operations, generally over a four year estimated useful life of the related asset. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades.
Goodwill
Goodwill recorded by us relates to the assets of a previously acquired business. Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination.
We conduct a goodwill impairment qualitative assessment during the fourth quarter of each year, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers factors including economic conditions, industry and market conditions and developments, overall financial performance, and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the reporting unit, we perform a quantitative goodwill impairment test. We performed a qualitative impairment test for the Company’s single reporting unit in the fourth quarter of 2021 and determined there were no adverse trends that could negatively impact the fair value of the reporting unit. No impairment charges were recorded during the years ended December 31, 2021, 2020, or 2019.

As of December 31, 2021 and 2020, “Goodwill” reported on the Consolidated Balance Sheets was $5,717 thousand.
Intangible Assets
Intangible assets consist solely of definite-lived trade names. Intangible assets acquired are recorded at fair market value under the acquisition method of accounting as of the acquisition date. Amortization of the definite-lived intangible assets is provided on a straight-line basis over 10 years.
We review definite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset group may not be fully recoverable. Recoverability of definite-lived intangible assets is measured by a comparison of the carrying amount of an asset group with its undiscounted cash flows. Estimating the fair value of definite-lived intangible assets and the associated cash flows requires significant judgments, estimates, and assumptions.
At December 31, 2021, we recorded a write-off of other intangible assets of $3,009 thousand for the Veritas Prep definite-lived trade name to adjust its carrying value to zero. The write-off of the Veritas Prep trade name was the result of a strategic decision made by management in December 2021 to abandon the Veritas legacy business as the Company will no longer sell new services under the Veritas Prep trade name. No impairments or write-offs were recorded during the years ended December 31, 2020 or 2019.
As of December 31, 2021 and 2020, “Intangible assets, net” reported on the Consolidated Balance Sheets of $4,428 thousand and $8,534 thousand, respectively.
Stock-based Compensation Expense
For periods prior to the Reverse Recapitalization, Nerdy LLC’s employees had participated in the Nerdy 2016 U.S. Unit Appreciation Rights Plan, the 2016 Canadian Unit Appreciation Rights Plan and the Varsity Tutors, LLC Incentive Unit Plan (collectively, the “Legacy Plans”). The Legacy Plans consisted of unit appreciation rights (“UARs”) and profit interest units (“PIUs”), which were exchanged for Nerdy Inc. equity awards in connection with the Reverse Recapitalization. Nerdy LLC’s UARs were converted into stock appreciation rights of Nerdy Inc. (“SARs”) and Nerdy LLC’s PIUs were converted into either Class B Common Stock and OpCo Units or restricted stock awards of Nerdy Inc. (“RSAs”). Holders of UARs received SARs or a combination of cash and SARs. Holders of Vested PIUs received a combination of Class B Common Shares of Nerdy Inc. (and an equivalent number of OpCo Units in Nerdy LLC) and cash. Unvested PIUs were converted into RSAs with the underlying equity being Class B Common Stock (and an equivalent number of OpCo Units in Nerdy LLC).
In connection with the Reverse Recapitalization (see Note 1), UARs and PIUs were exchanged for Nerdy Inc. equity awards and cash. Nerdy LLC’s UARs were converted into SARs of Nerdy Inc. and Nerdy LLC’s PIUs were converted into either shares of Class B Common Stock, OpCo Units and cash, or RSAs. Holders of UARs received cash, SARs, or a combination of both. Holders of vested PIUs received a combination of shares of Class B Common Stock (and an equivalent number of OpCo Units in Nerdy LLC) and cash. Unvested PIUs were converted into RSAs with the underlying equity being Class B Common Stock (and an equivalent number of OpCo Units in Nerdy LLC).
The UARs of current and former employees were modified in connection with the exchange discussed above. These modifications of the UARs of current and former employees were classified as Type III: Improbable to Probable, pursuant to ASC Topic 718, “Compensation - Stock Compensation (Topic 718).” UARs of 437 current employees were modified and the Company recorded a step-up in the grant date fair value of the awards as of September 20, 2021, which was principally due to the difference between the UAR grant-date hurdle rates and the Company’s stock price as of the modification date. During the year ended December 31, 2021, the Company recognized stock-based compensation expense of $32,066 thousand related to this modification of the UARs, of which $2,457 thousand and $29,609 thousand was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations. UARs of 362 former employees were modified and the Company recorded a step-up in the grant date fair value of the awards as of October 15, 2021, which was principally due to the difference between the UAR grant-date hurdle rates and the Company’s stock price as of the modification date. During the year ended December 31, 2021, the Company recognized stock-based compensation expense of $3,697 thousand related to this modification of the UARs, of which $124 thousand and $3,573 thousand was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations.
The PIUs were also modified in connection with the exchange discussed above; however, as the modification was classified as Type 1: Probable-to-probable, pursuant to ASC Topic 718, no modification expense was recognized during the year ended December 31, 2021.
Subsequent to the Reverse Recapitalization, our employees and our Board of Directors began to participate in the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which permitted the issuance of various stock-based compensation awards, including SARs, restricted stock units (“RSUs”), and non-qualified stock options. Under the 2021 Equity plan, Nerdy Inc. granted RSUs, in lieu of any cash compensation, to the legacy Nerdy LLC founder in consideration of the participant’s future continued employment with the Company (the “Founder’s Award”). Each restricted stock unit represents the right to receive one share of Class A Common Stock. The RSUs will vest based on the achievement of stock price hurdles. If the stock price hurdles are not met by September 20, 2028 (“Performance Period End Date”), the unvested RSUs will be forfeited. The stock price hurdle will be deemed achieved upon the first date prior to the Performance Period End Date on which the average closing market price on the NYSE of one share of Nerdy Inc.’s Class A Common Stock over a consecutive 90 calendar-day period, equals or exceeds the applicable dollar amount set forth in the vesting table.
As a result of the Reverse Recapitalization, we had issued and outstanding Warrants and Earnouts. The Warrants and Earnouts issued to current employees as of September 20, 2021 (the “Employee Warrants” and the “Employee Earnouts,” respectively) were classified as stock-based compensation under ASC Topic 718 as these warrants and earnouts were granted conditionally based upon employment. Former employees were not granted Warrants and Earnouts. The Company recorded the fair value of the Employee Warrants and Employee Earnouts as stock-based compensation expense of $408 thousand and $2,763 thousand, respectively, at the Closing Date as there was no required service period after that date. Of the total Employee Warrant expense, $79 thousand and $329 thousand was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations for the year ended December 31, 2021. Of the total Employee Earnout expense, $46 thousand and $2,717 thousand was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations for the year ended December 31, 2021.
For additional discussion on stock-based compensation, see Note 18 in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
We recognize the cost of services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards. That cost is recognized straight-line or graded (when applicable) over the period during which the employee is required to provide service in exchange for the award - the requisite service period. Any forfeitures of stock-based compensation are recorded as they occur. The grant date fair value of the RSUs were determined based upon the closing price of the Company’s Class A Common Stock on the date of grant. The grant date fair value of the SARs, RSAs, and Stock Options were determined using the Black-Scholes Model. The grant date fair value of Employee Warrants were determined using the market approach based upon the quoted market price of Nerdy Inc.’s warrants. The grant date fair value of Employee Earnouts and the Founder’s Award were determined using the Monte Carlo Option Pricing Method.
Financial Instruments
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We do not hold or issue financial instruments for speculative or trading purposes.
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
The Warrants and Earnouts issued to non-employees (the “Non-employee Warrants” and the “Non-employee Earnouts,” respectively) were not classified as stock-based compensation as there was no condition of employment such that the granting of the shares and warrants does not represent compensation. The Non-employee Warrants and Non-employee Earnouts are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. Derivative Warrant and Earnout liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Public Warrants issued to non-employees are measured at fair value on recurring basis, using the market approach based upon the quoted market price of Nerdy Inc.’s Public Warrants at the end of each reporting period. Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees are measured at fair value on a recurring basis based upon the quoted price for similar liabilities (Public Warrants issued to non-employees) in active markets as of the end of each period. Non-employee Earnouts are classified as derivative liabilities and are measured on recurring basis, using the Monte Carlo Option Pricing Method.
The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.
For additional information on our financial instruments, refer to Notes 1, 2, 13, and 14 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 3 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for a discussion regarding recently issued accounting standards.
MATERIAL WEAKNESSES
See “Controls and Procedures” in Part II, Item 9A of this report for a discussion regarding material weaknesses identified in a prior reporting period and the actions we have taken to remedy such weaknesses.
EMERGING GROWTH COMPANY STATUS
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Additionally, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We expect to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing date of the TPG Pace’s initial public offering, (b) in which we have total annual gross revenue of at least $1,070,000 thousand or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of our Class A Common Stock that are held by non-affiliates equals or exceeds $700,000 thousand as of the prior June 30th, or (2) the date on which we have issued more than $1,000,000 thousand in non-convertible debt securities during the prior three-year period.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.
Market Price Sensitivity
As of December 31, 2021, we had Warrant and Earnout contracts issued and outstanding to non-employees of 19,122 thousand and 7,655 thousand, respectively. As of December 31, 2021, a hypothetical 10% adverse change in the price of our Public Warrants would have increased the fair value of the liabilities related to these warrant contracts by approximately $1,721 thousand. As of December 31, 2021, a hypothetical 10% adverse change in the price of the Earnouts, which is impacted by the price of our Class A Common Stock, would have increased the fair value of the liabilities related to these Earnout contracts by approximately $2,147 thousand.
For additional information regarding the Company’s Warrants and Earnout contracts, refer to Notes 1, 2, 13, and 14 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
Interest Rate Sensitivity
We had cash and cash equivalents totaling $143,964 thousand and $29,265 thousand as of December 31, 2021 and 2020, respectively. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less, are stated at cost, and approximate fair value. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and investments with original maturities of three months.
Foreign Currency Risk
We believe that we have no significant exposure to foreign currency risk as we have no significant international operations denominated in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Nerdy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nerdy Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 28, 2022
We have served as the Company's auditor since 2016.

NERDY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenue	$140,664	$103,968	$90,452
Cost of revenue	46,700	34,834	30,830
Gross Profit	93,964	69,134	59,622
Sales and marketing expenses	65,441	43,838	37,967
General and administrative expenses	121,968	43,231	42,192
Write-off of other intangible assets	3,009	—	—
Operating Loss	(96,454)	(17,935)	(20,537)
Unrealized gain on derivatives	(71,041)	—	—
Interest expense	3,791	4,904	2,101
Other expense (income), net	8,552	1,824	(199)
Gain on extinguishment of debt, net	(7,117)	—	—
Loss before Income Taxes	(30,639)	(24,663)	(22,439)
Income tax expense	40	—	—
Net Loss	(30,679)	(24,663)	(22,439)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	(23,546)	(24,663)	(22,439)
Net loss attributable to noncontrolling interests	(3,354)	—	—
Net Loss Attributable to Class A Common Stockholders	$(3,779)	$—	$—

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.05)	$—	$—

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	79,236	—	—
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2021	2020	2019
Net Loss	$(30,679)	$(24,663)	$(22,439)
Unrealized foreign currency translation adjustments	(26)	120	141
Total Comprehensive Loss	(30,705)	(24,543)	(22,298)
Comprehensive loss attributable to legacy Nerdy holders prior to the reverse recapitalization	(23,533)	(24,543)	(22,298)
Comprehensive loss attributable to noncontrolling interests	(3,372)	—	—
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(3,800)	$—	$—
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$143,964	$29,265
Accounts receivable, net	5,321	475
Other current assets	6,165	1,821
Total Current Assets	155,450	31,561
Fixed assets, net	10,718	10,297
Goodwill	5,717	5,717
Intangible assets, net	4,428	8,534
Other assets	832	1,165
Total Assets	$177,145	$57,274
LIABILITIES, REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,590	$4,446
Deferred revenue	30,005	17,270
Due to legacy Nerdy holders	841	—
Current portion of long-term debt	—	6,535
Other current liabilities	7,473	6,090
Total Current Liabilities	41,909	34,341
Other liabilities	39,431	1,554
Long-term debt	—	41,044
Total Liabilities	81,340	76,939
Commitments and Contingencies (See Note 17)
Redeemable Preferred Units
Class B Redeemable Preferred Units, no par value - 25,920 units authorized, issued and outstanding as of December 31, 2020	—	259,638
Class C Redeemable Preferred Units, no par value - 11,895 units authorized, issued and outstanding as of December 31, 2020	—	119,158
Total redeemable preferred units	—	378,796
Stockholders’ Equity (Deficit)
Class A Preferred Units, no par value - 5,060 units authorized, issued and outstanding as of December 31, 2020	—	3,309
Class A-1 Preferred Units, no par value - 5,007 units authorized, issued and outstanding as of December 31, 2020	—	3,398
Common units, $0.000001 par value - 54,761 units authorized, issued and outstanding as of December 31, 2020	—	86
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 83,913 shares issued and outstanding as of December 31, 2021	8	—
Class B common stock, par value $0.0001 per share, 150,000 shares authorized, 73,987 shares issued and outstanding as of December 31, 2021	7	—
Additional paid-in capital	490,220	6,833
Accumulated deficit	(439,708)	(412,383)
Accumulated other comprehensive income	136	296
Total Stockholders’ Equity (Deficit) Excluding Noncontrolling Interests	50,663	(398,461)
Noncontrolling interests	45,142	—
Total Stockholders’ Equity (Deficit)	95,805	(398,461)
Total Liabilities, Redeemable Preferred Units and Stockholders’ Equity (Deficit)	$177,145	$57,274
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net Loss	$(30,679)	$(24,663)	$(22,439)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & amortization	5,320	4,997	3,956
Amortization of intangibles	1,069	1,046	1,053
Unrealized gain on derivatives	(71,041)	—	—
Gain on extinguishment of debt, net	(7,117)	—	—
Stock-based compensation	54,417	1,730	1,747
Write-off of other intangible assets	3,009	—	—
Amortization of deferred debt charges	493	657	242
Loss (gain) on asset dispositions	24	458	(4)
Reverse recapitalization costs allocated to warrants and earnouts	1,604	—	—
Changes in operating assets and liabilities, net of reverse recapitalization
Accounts receivable	(4,846)	283	(239)
Other current assets	(2,902)	343	(283)
Other assets	16	149	71
Accounts payable	(856)	2,179	953
Other current liabilities	1,111	2,066	(1,401)
Other liabilities	(1,248)	1,554	—
Deferred revenue	12,735	2,547	26
Net Cash Used In Operating Activities	(38,891)	(6,654)	(16,318)
Cash Flows From Investing Activities
Capital expenditures	(5,163)	(2,874)	(6,356)
Net Cash Used In Investing Activities	(5,163)	(2,874)	(6,356)
Cash Flows From Financing Activities
Proceeds from reverse recapitalization, net	557,574	—	—
Payments to legacy investors	(336,079)	—	—
Payments of reverse recapitalization costs	(21,638)	—	—
Proceeds from loan and security agreement	11,000	4,000	35,000
Proceeds from promissory note	—	8,293	—
Repayment of loan and security agreement	(50,000)	—	—
Repayment of revolving debt facility	—	—	(10,000)
Payments of debt issuance costs	—	—	(613)
Payment of debt extinguishment costs	(1,607)	—	—
Net Cash Provided By Financing Activities	159,250	12,293	24,387
Effect of Exchange Rate Change on Cash, cash equivalents, and restricted cash	1	21	28
Net increase in Cash, Cash Equivalents, and Restricted cash	115,197	2,786	1,741
Cash, cash equivalents, and restricted cash at beginning of period	30,682	27,896	26,155
Cash, Cash Equivalents, and Restricted cash at end of period	$145,879	$30,682	$27,896
Supplemental Cash Flow Information
Purchase of fixed assets included in accounts payable	$44	$28	$39
Cash paid for interest	4,069	4,148	1,442
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Stockholders’ Equity (Deficit)
	Class A Preferred Units		Class A-1 Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total

	Units	Value	Units	Value	Units	Value	Shares	Value	Shares	Value
Balance, December 31, 2018	5,060	$3,309	5,007	$3,398	54,761	$86	—	$—	—	$—	$3,356	$(162,791)	$35	$—	$(152,607)
Adoption of accounting standards updates	—	—	—	—	—	—	—	—	—	—	—	16,767	—	—	16,767
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(22,439)	—	—	(22,439)
Stock-based compensation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	1,747	—	—	—	1,747
Foreign currency translation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	141	—	141
Balance, December 31, 2019	5,060	$3,309	5,007	$3,398	54,761	$86	—	$—	—	$—	$5,103	$(168,463)	$176	$—	$(156,391)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(24,663)	—	—	(24,663)
Stock-based compensation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	1,730	—	—	—	1,730
Foreign currency translation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	120	—	120
Redeemable preferred unit accretion	—	—	—	—	—	—	—	—	—	—	—	(219,257)	—	—	(219,257)
Balance, December 31, 2020	5,060	$3,309	5,007	$3,398	54,761	$86	—	$—	—	$—	$6,833	$(412,383)	$296	$—	$(398,461)
Net loss attributable to legacy Nerdy Holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(23,546)	—	—	(23,546)
Stock-based compensation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	1,451	—	—	—	1,451
Foreign currency translation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	13	—	13
Reverse recapitalization, net	(5,060)	(3,309)	(5,007)	(3,398)	(54,761)	(86)	83,875	8	73,971	7	450,794	—	(152)	26,147	470,011
Net loss after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(3,779)	—	(3,354)	(7,133)
Stock-based compensation after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	50,105	—	—	3,404	53,509
Foreign currency translation after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(21)	(18)	(39)
Activity under stock compensation plans	—	—	—	—	—	—	38	—	16	—	—	—	—	—	—
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(18,963)	—	—	18,963	—
Balance, December 31, 2021	—	$—	—	$—	—	$—	83,913	$8	73,987	$7	$490,220	$(439,708)	$136	$45,142	$95,805
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and per unit information and where indicated otherwise)

NOTE 1 — BACKGROUND
Nerdy Inc. (along with its consolidated subsidiaries, “Nerdy” or “the Company”) operates a platform for live online learning. The Company’s purpose-built proprietary platform leverages technology, including artificial intelligence, to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Nerdy’s comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including one-on-one instruction, small group classes, large format group classes, and adaptive self-study. Nerdy’s flagship business, Varsity Tutors LLC (“Varsity Tutors”), is a platform for live online tutoring and classes. Its solutions are available directly to Learners, as well as through schools and other institutions. Nerdy’s platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Nerdy’s offerings include Varsity Tutors for Schools, a product suite that leverages the Company’s platform capabilities to offer the its online learning solutions directly to education systems, and StarCourses, the Company’s free celebrity-led, live large group classes.
Nerdy’s platform delivers value to both Learners, who are our customers, and Experts. Nerdy has built a diversified business across the following audiences: K-8, High school, College, Graduate School, and Professional. Learners and Experts come to Nerdy for convenience, value, and a superior learning experience. The Company believes it has built a scalable platform that allows it to drive growth, satisfaction for Learners, and retention across audiences and subjects, as well as allowing Experts to generate income from the convenience of home.
Reverse Recapitalization
On September 20, 2021 (the “Closing Date”), TPG Pace Tech Opportunities Corp., a publicly traded, exempted company incorporated in the Cayman Islands (“TPG Pace”), and Live Learning Technologies LLC, a Delaware limited liability company (along with its wholly-owned subsidiaries, “Nerdy LLC”), consummated a business combination (the “Closing”) pursuant to the business combination agreement, dated as of January 28, 2021 (as amended, the “Business Combination Agreement”). Nerdy LLC is a holding company that is the sole owner of several operating companies, including its flagship business Varsity Tutors.
At the Closing Date, TPG Pace and Nerdy LLC completed the following transactions (the “Reverse Recapitalization”):
•Immediately prior to the Closing, TPG Pace became a Delaware corporation and renamed Nerdy Inc.;
•TPG Pace’s outstanding Class A ordinary shares and Class F ordinary shares were converted into corresponding shares of Nerdy Inc.’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and Class F common stock, par value $0.0001 per share (the “Class F Common Stock”) and its outstanding private placement warrants and public warrants to purchase Class A ordinary shares were converted into corresponding private placement warrants to purchase Class A Common Stock (the “Private Placement Warrant(s)”) and public warrants to purchase Class A Common Stock (the “Public Warrant(s)”), respectively, (collectively, the “Domestication”). Each Private Placement Warrant and Public Warrant allows for the purchase of one share of Class A Common Stock at an exercise price of $11.50 per share. The shares of Class F Common Stock were subsequently converted to shares of Class A Common Stock;
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
•Holders of Nerdy LLC common and preferred units (the “Legacy Nerdy Holders”) exchanged their historical Nerdy LLC equity for: (i) cash consideration of $336,846, of which $767 was accrued and reported as “Due to legacy Nerdy holders” on the Consolidated Balance Sheet at December 31, 2021, (ii) either OpCo Units and an equivalent number of shares of Nerdy Inc.’s Class B common stock, $0.0001 par value per share (the “Class B Common Stock”) or shares of Class A Common Stock, and (iii) warrants to purchase OpCo Units at an exercise price of $11.50 (the exercise of which would also result in the issuance of one corresponding share of Class B Common Stock) (the “OpCo Warrant(s)”) or Private Placement Warrants at an exercise price of $11.50;

•Nerdy Inc. contributed all of its assets (other than the OpCo Units it then held) to Nerdy LLC in exchange for additional OpCo Units and OpCo Warrants, such that Nerdy Inc. will hold a number of OpCo Units equal to the total number of shares of Class A Common Stock and OpCo Warrants equal to the total number of Public Warrants;
•Nerdy Inc. issued and sold 15,000 shares of Class A Common Stock for aggregate consideration of $150,000 in a private placement (the “PIPE Financing”); and
•Nerdy Inc. issued and sold 16,117 shares of Class A Common Stock and 3,000 warrants to purchase Class A Common Stock (the “FPA Warrant(s)”) for aggregate consideration of $150,000 in a private placement (the “FPA Financing”). Each FPA Warrant allows for the purchase of one share of Class A Common Stock at an exercise price of $11.50 per share.
The Reverse Recapitalization was accomplished through an umbrella partnership corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies (operating as partnerships) undertaking an initial public offering. The Up-C structure allowed Legacy Nerdy Holders to retain their equity ownership in Nerdy LLC, an entity that is classified as a partnership for United States (“U.S.”) federal income tax purposes, and provides potential future tax benefits for Nerdy Inc. when the Legacy Nerdy Holders ultimately redeem their pass-through interests for shares of Class A Common Stock or cash in Nerdy Inc. as a result of a tax receivable agreement (the “Tax Receivable Agreement”). Under the terms of the Tax Receivable Agreement, 85% of these potential future tax benefits realized by Nerdy Inc., as a result of such redemptions, will be paid to certain Legacy Nerdy Holders (the “TRA Holders”). For additional information, see Note 16.
As a result of and immediately following the Reverse Recapitalization:
•Nerdy Inc. is a holding company that has no material assets other than its ownership interests in Nerdy LLC and its indirect interests in the subsidiaries of Nerdy LLC, and has no independent means of generating revenue or cash flow;
•Nerdy Inc. had the following securities outstanding: (i) 83,875 shares of Class A Common Stock, including Earnouts (as defined below), (ii) 73,971 shares of Class B Common Stock, including Earnouts, held by certain of the Legacy Nerdy Holders, and (iii) 17,281 warrants, each exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share;
•Members of Nerdy LLC are the Legacy Nerdy Holders and Nerdy Inc.;
•Nerdy LLC had the following OpCo Units and OpCo Warrants outstanding: (i) 157,846 OpCo Units, including Earnouts, and (ii) 2,052 OpCo Warrants;
•Legacy Nerdy Holders owned 70,613 OpCo Units, excluding Earnouts, equal to a 47.1% of the economic interest in Nerdy LLC, and 70,613 shares of Class B Common Stock, excluding Earnouts, which, together (the “Combined Interests”), are redeemable beginning six months after the Closing Date at the option of the Legacy Nerdy Holders on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by Nerdy Inc. If Nerdy Inc. elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than five business days after the redemption notice date. Upon the redemption of the OpCo Units and Class B Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be cancelled. The Class B Common Stock has voting rights only and has no dividend or economic rights. The shares of Class B Common Stock are owned by the Legacy Nerdy Holders and cannot be transferred except to the Company. The Company does not intend to list its Class B Common Stock on any stock exchange. Additionally, certain Legacy Nerdy Holders owned 11,550 shares of Class A Common Stock, excluding Earnouts;
•Public stockholders of Nerdy Inc., including certain Legacy Nerdy Holders, (i) owned 79,233 shares of Class A Common Stock, excluding Earnouts, which represented 52.9% of the combined voting power of Nerdy Inc. and 100% of the economic interest in Nerdy Inc., and (ii) through Nerdy Inc.’s ownership of 79,233 OpCo Units, indirectly held 52.9% of the economic interest in Nerdy LLC;
•Nerdy LLC is managed by a five person board of managers, composed of three persons that were designated by Nerdy Inc. and two persons that were designated by holders of a majority of the OpCo Units held by members of Nerdy LLC other than Nerdy Inc. Nerdy LLC’s management will continue to manage Nerdy LLC and all of its related and affiliated entities (subject to approval of Nerdy Inc.’s Board of Directors) and Nerdy Inc.’s executive officers serve as the executive officers for all of its related and affiliated entities; and
•Financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and following the Reverse Recapitalization on September 20, 2021, a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”). The Company has excluded Earnouts in the calculation of the ownership interests in Nerdy LLC as the Earnouts are subject to forfeiture if the achievement of certain stock price thresholds are not met within five years of the Reverse Recapitalization. To the extent these price thresholds are met, the Earnouts will no longer be subject to forfeiture and the units will then be included in the calculation of the ownership interests in Nerdy LLC.
For additional information on the Reverse Recapitalization, see Note 4.
Nerdy LLC, as a result of the contribution by Nerdy Inc., received proceeds of $557,574, which included (i) cash of $287,673 that was held in TPG Pace’s trust account from its initial public offering and TPG Pace’s operating cash account, after giving effect to redemptions of TPG Pace’s Class A ordinary shares held by TPG Pace’s public shareholders prior to the Reverse Recapitalization, (ii) proceeds of $150,000 from the PIPE Financing, (iii) proceeds of $150,000 from the FPA Financing, and (iv) the payment of TPG Pace transaction expenses of $30,099. Nerdy LLC used these proceeds to (i) pay cash consideration of $336,079 to Legacy Nerdy Holders, (ii) pay transaction fees and expenses of $29,636, and (iii) repay $52,343 of outstanding principal, interest and other charges under its Loan and Security Agreement (the “LSA”). The remaining funds were contributed to Nerdy LLC’s balance sheet.
Warrants
The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).” For other terms and conditions regarding each tranche of Warrants held by the Company, see the above discussion. For additional discussion regarding the Company’s accounting treatment of the Warrants, including net earnings (loss) per share considerations, see Note 2.
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
In each case, the Warrant holder will be provided 30 days written notice prior to the Company’s redemption of the Warrants. For the 30 days after written notice has been provided by the Company, Warrant holders may elect to exercise their Warrants at the per Warrant price defined in the respective Warrant agreements. After the 30 days have expired, the Company will redeem the Warrants for shares or cash at the per Warrant prices mentioned above. The Warrants have a term of 5 years.
As of December 31, 2021, the Company holds 22 of the total Warrants issued in connection with the Reverse Recapitalization.
Earnouts
Of the total shares and units issued as a result of the Reverse Recapitalization, Nerdy Inc. had 8,000 shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that will be subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock are not met within five years of the Reverse Recapitalization (assuming there is no change in control event) (the “Earnout(s)”). During the time between the issuance of the Earnouts and either the achievement of one or more triggering events or the expiration of the Earnout period, holders of the Earnouts are eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc. at the same rate as all other holders of Class A Common Stock, i.e. on a one-for-one basis. However, during this time, the Earnouts will be subject to transfer restrictions until and upon the achievement of one or more triggering events, as described below. In the event that some or all of the Earnouts are forfeited, and the holders thereof had received non-forfeitable dividends during the Earnout period, the dividends will not be subject to return by the holder to Nerdy Inc. Each Earnout will be subject to a triggering event as follows:
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
As of December 31, 2021, the Company holds 36 of the total Earnouts issued in connection with the Reverse Recapitalization. For discussion regarding the Company’s accounting treatment of the Earnouts, including net earnings (loss) per share considerations, see Note 2.
Transaction Expenses
In connection with the Reverse Recapitalization, Nerdy LLC incurred expenses of $29,636 and $1,288 during the year ended December 31, 2021 and 2020, respectively. Of the total costs incurred during the year ended December 31, 2021, $9,602 were reported as “General and administrative expenses” in the Consolidated Statement of Operations and $20,034 were reported as a reduction of “Additional paid-in capital” on the Consolidated Balance Sheet at December 31, 2021. All transaction costs incurred during the year ended December 31, 2021 were paid as of December 31, 2021. All transaction costs incurred during the year ended December 31, 2020 were reported as “General and administrative expenses” in the Consolidated Statement of Operations. Nerdy LLC did not record any transaction expenses related to the Reverse Recapitalization during the year ended December 31, 2019.
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with existing accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
For the year ended December 31, 2021, the consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows, and changes in equity of Nerdy LLC and its wholly-owned subsidiaries for the period of January 1, 2021 through September 20, 2021, the Closing Date of the Reverse Recapitalization, and the consolidated results of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity of Nerdy Inc. and its consolidated subsidiaries, including Nerdy LLC, for the period of September 21, 2021 through December 31, 2021. The consolidated balance sheet at December 31, 2021 presents the financial condition of Nerdy Inc. and its consolidated subsidiaries, including Nerdy LLC, and reflects the initial recording of the assets and liabilities of Nerdy Inc. at their historical cost (see Note 4).
For the years ended December 31, 2020 and 2019, the consolidated financial statements present the consolidated results of operations, comprehensive income (loss), cash flows, and changes in equity of Nerdy LLC. The consolidated balance sheet as of December 31, 2020 presents the financial condition of Nerdy LLC and its wholly-owned subsidiaries.
In accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” the historical equity of Nerdy LLC has been recast in all periods up to the Closing Date, to reflect the number of shares of Nerdy Inc.’s Class A Common Stock and Class B Common Stock issued to Legacy Nerdy Holders in connection with the Reverse Recapitalization. The Company recast the units outstanding related to the historical Nerdy LLC preferred units and common units (the “Historical Nerdy LLC Equity”) prior to the Reverse Recapitalization as common equity of Nerdy Inc., reflecting the exchange ratio of 1-for-0.64, pursuant to the Business Combination Agreement. The consolidated financial statements and related notes thereto give effect to the conversion for all periods presented, without any change to par value or per unit amounts. The consolidated financial statements do not necessarily represent the capital structure of Nerdy Inc. had the Reverse Recapitalization occurred in prior periods. The Company has not made retroactive adjustments related to the historical book values of Historical Nerdy LLC Equity as the adjustments were considered immaterial.
For the year ended December 31, 2021, $3,779 of the consolidated net losses of Nerdy LLC were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of a portion of the consolidated net losses of Nerdy LLC for the period of September 21, 2021 through December 31, 2021. For the year ended December 31, 2021, $3,354 of the consolidated net losses of Nerdy LLC were attributable to the NCI, and reflects the Legacy Nerdy Holders’ absorption of a portion of the consolidated net losses of Nerdy LLC for the period of September 21, 2021 through December 31, 2021. For the year ended December 31, 2021, $23,546 of the consolidated net losses of Nerdy LLC were attributable to the Legacy Nerdy Holders to reflect their absorption of 100% of the consolidated net losses of Nerdy LLC pertaining to the period of January 1, 2021 through September 20, 2021, the Closing Date of the Reverse Recapitalization. For the years ended December 31, 2020 and 2019, net losses of $24,663 and $22,439, respectively, were attributable to the Legacy Nerdy Holders to reflect their absorption of 100% of Nerdy LLC’s net losses pertaining to the periods prior to the Reverse Recapitalization.

Principles of Consolidation
For the period of September 21, 2021 through December 31, 2021, the consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including Nerdy LLC. In determining the accounting of Nerdy Inc.’s interest in Nerdy LLC after the Reverse Recapitalization, management concluded Nerdy LLC was not a variable interest entity as defined by ASC Topic 810, “Consolidation,” and as such, Nerdy LLC was evaluated under the voting interest model. As Nerdy Inc. has the right to appoint a majority (three of the five) managers of Nerdy LLC, Nerdy Inc. controls Nerdy LLC, and therefore, the financial results of Nerdy LLC and its subsidiaries, after the completion of the Reverse Recapitalization on September 20, 2021, are consolidated with and into Nerdy’s Inc.’s financial statements. All intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated.
For the days and periods prior to Reverse Recapitalization, the consolidated financial statements of the Company comprise the accounts of Nerdy LLC and its wholly-owned subsidiaries. All intercompany accounts and transactions among Nerdy LLC and its consolidated subsidiaries were eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, stock-based compensation expense, the valuation of the Warrants, Earnouts, and the Founder’s Award (as defined in Note 18), useful lives assigned to long-lived assets and definite-lived intangibles for depreciation and amortization, impairment of goodwill, long-lived assets and definite-lived intangible assets, the valuation of acquired intangible assets, internal-use software, and website development costs. The Company bases its estimates on historical experience, knowledge of current business conditions, and various other factors it believes to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ from these estimates, and such differences could be material to its financial position and operating cash flows.
Segment Information
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in determining how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements. Substantially all of the Company’s net assets and operations are located within the U.S.
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
Level 1 - Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.
Level 2 - Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.
Level 3 - Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
Foreign Currency Translation
The Company operates foreign businesses in the United Kingdom and Canada. The functional currencies of these businesses are the local currencies. Adjustments from the translation of foreign currency into U.S. dollars for balance sheet amounts are based on exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in “Accumulated other comprehensive income” as a component of “Stockholders’ Equity (Deficit)” on the Consolidated Balance Sheets.
Revenue Recognition and Deferred Revenue
The Company recognizes revenues from its services as performance obligations are satisfied. Performance obligations are satisfied throughout the term of its contracts with Learners and institutions, who are the Company’s customers, when they are provided services. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
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
The Company’s revenues from contracts with institutions, which are short-term duration of generally one year or less, are recognized from one-on-one and class services as performance obligations are satisfied. Given the institutions receive benefit from the completion of each session (as institutions are not obligated to meet with the same Expert for a minimum number of sessions), the Company has concluded that each session is a separate performance obligation. Revenue is recognized, and to the extent cash for the purchase of services by institutions is collected in advance (at one time or in installments), deferred revenue is relieved on the date services are delivered to the institutions in an amount that reflects the consideration the Company is contractually entitled to receive in exchange for those services. For institutions that do not pay in advance, the Company typically invoices these institutions on a monthly basis for each session provided, with amounts recorded to accounts receivable, net of any related allowance for doubtful accounts.
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
On January 1, 2019, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method applied to those contracts which were not completed as of the date of adoption. The Company recorded an adjustment to accumulated deficit as of January 1, 2019, to reflect the application of its updated revenue recognition policy, primarily related to the accounting for unredeemed payments for services, which are now recognized over the expected customer usage period rather than at the end of the contract period. The cumulative adjustment resulted in a decrease of $16,767 to“Accumulated deficit” and “Deferred revenue” on the consolidated balance sheet. Revenue for reporting periods beginning January 1, 2019 are presented under ASC Topic 606, resulting in a decrease in “Deferred revenue” of $3,911 and a corresponding increase in “Revenue,” as of and for the year ended December 31, 2019, due to revenue from unredeemed payments for services being recognized in accordance with ASC Topic 606.

Cost of Revenue
Cost of revenue includes the cost of Experts, who provide services to Learners on the Company’s behalf, amortization of capitalized technology costs, including stock-based compensation, and other costs required to deliver services to Learners and institutions. Expert costs are recognized as services are provided to Learners.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. The Company’s cash and cash equivalents, which consist of cash at financial institutions, are stated at cost and approximate fair value.
Restricted Cash
The Company classifies certain restricted cash balances within “Other current assets” and “Other assets” on the Consolidated Balance Sheets. Restricted cash consists of cash collateralized letters of credit in support of its corporate office leases and cash deposits due to Legacy Nerdy LLC Holders in exchange for their Historical Nerdy LLC Equity. Restricted cash amounts for contractual obligations with an expected duration of less than one year and more than one year are reported as “Other current assets” and “Other assets,” respectively, on the Consolidated Balance Sheets. For additional information, see Note 9.
Accounts Receivable, Net
The Company’s accounts receivables relate to sales of services which have not been collected and contractual amounts due to the Company. A receivable is considered past due if payments have not been received within the agreed upon invoice terms.
Allowance for Doubtful Accounts
The Company assesses the creditworthiness of its customers based on multiple sources of information, and analyzes factors such as historical bad debt experience and economic trends. Accounts receivable are written off as a decrease to the allowance for doubtful accounts when all collection efforts have been exhausted and an account is deemed uncollectible.
Prepaid Expenses
Prepaid expenses are stated at historical cost, net of any related amortization, and consist of amounts paid in advance for insurance, rent, advertising, and other operating costs, which are of continuing benefit to the Company. The amounts reported as assets on the Consolidated Balance Sheets within “Other current assets” were $3,590 and $574 as of December 31, 2021 and 2020, respectively.
Fixed Assets, Net
Expenditures for fixed assets are capitalized and primarily include costs related to software developed or acquired for internal use and purchases of furniture and equipment. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets. Depreciation of fixed assets other than capitalized internal use software is included in “General and administrative expenses” in the Consolidated Statements of Operations. Estimated useful lives range from one to seven years for furniture and fixtures; the shorter of lease term or seven years for leasehold improvements; one to three years for office equipment; and one to four years for other fixed assets. Repair and maintenance costs are expensed as incurred. Any gains and losses incurred on the sale or disposals of assets are included in “General and administrative expenses” in the Consolidated Statements of Operations.
The Company capitalizes certain costs, including stock-based compensation, associated with software developed or obtained for internal use and website and application development. The Company capitalizes development stage internal and external costs. These costs are capitalized when management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. Once the software is ready for its intended use it is placed into service and such costs are amortized on a straight-line basis within “Cost of revenue” in the Consolidated Statements of Operations, generally over a four year estimated useful life of the related asset. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades.
For additional information on fixed assets and internal use software, see Note 10.
Goodwill
Goodwill recorded by the Company relates to the assets of a previously acquired business. Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill and intangible assets acquired are recorded at fair market value under the acquisition method of accounting as of the acquisition date. As of December 31, 2021 and 2020, “Goodwill” reported on the Consolidated Balance Sheets was $5,717.
Intangible Assets
Intangible assets consist solely of definite-lived trade names. Intangible assets acquired are recorded at fair market value under the acquisition method of accounting as of the acquisition date. Amortization of the definite-lived intangible assets is provided on a straight-line basis over 10 years and is included in “General and administrative expenses” in the Consolidated Statements of Operations. For additional information on intangible assets, see Note 11.
Recoverability of Assets
The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, and goodwill. The Company groups assets at the lowest level for which cash flows are separately identifiable. In general, an asset group is deemed impaired and written down to its fair value if estimated related undiscounted future cash flows are less than its carrying amount.
The Company conducts a definite-lived asset impairment assessment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. For the years ended December 31, 2021, 2020, and 2019, the Company concluded there were no events or changes in circumstances indicate that would indicate an impairment of its definite-lived assets.
The Company conducts a goodwill impairment qualitative assessment for its single reporting unit during the fourth quarter of each year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an analysis to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the reporting unit to the extent that it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative goodwill impairment test would be performed. The Company’s qualitative assessment requires management to make judgments surrounding macroeconomic, industry and market factors, as well as the overall condition and performance of the Company, and other relevant entity-specific events.
For the years ended December 31, 2021, 2020, and 2019, the Company conducted qualitative goodwill impairment assessments and concluded there were no impairments of goodwill as of December 31, 2021, 2020, and 2019.
These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 14.
Stock-based Compensation
The Company recognizes the cost of services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards. That cost is recognized straight-line or graded (when applicable) over the period during which the employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). Any forfeitures of stock-based compensation are recorded as they occur. See Note 18 for disclosures related to stock-based compensation.
Marketing Expense
Marketing expenses primarily include media costs, including television, radio, podcasts, paid social, paid search, and other paid channels. Costs associated with the delivery of the Company’s large group classes, including celebrity-led StarCourse costs, and expenditures across new marketing channels to drive brand awareness and reach, are also included in marketing expenses. Marketing costs are expensed as incurred by the Company within “Sales and marketing expenses” in the Consolidated Statements of Operations. Advertising expenses were $44,393, $29,293, and $20,550 for the years ended December 31, 2021, 2020, and 2019, respectively.
Income Taxes
For days and periods prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, its net taxable income or loss and any related tax credits were allocated to its members.
Subsequent to the Reverse Recapitalization, Nerdy Inc. holds an economic interest in Nerdy LLC (see Note 1), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws, and any taxable income or loss is passed through and included in the taxable income or loss of its members, including Nerdy Inc. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of net taxable income or loss and any related tax credits of Nerdy LLC. Nerdy Inc. is also subject to taxes in foreign jurisdictions in which it operates.

The Company provides for income taxes and the related accounts under the asset and liability method. Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Nerdy Inc. is subject to income taxes predominantly in the U.S. These tax laws are often complex and may be subject to different interpretations.
Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities, and are measured using the enacted tax rates expected to be in effect during the year in which the basis difference reverses. In evaluating the ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.
The Company’s interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals, or adjudication in the court systems of the tax jurisdictions in which the Company operates. The Company regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. Additionally, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company records interest and penalties related to uncertain income tax positions in income tax expense. For additional information on income taxes, see Note 7.
Net Earnings (Loss) Per Share
As noted above, the Company recasted Historical Nerdy LLC Equity as Nerdy Inc. common equity for all periods prior to the Reverse Recapitalization. However, as 100% of the net losses of Nerdy LLC prior to the Reverse Recapitalization were absorbed by the Legacy Nerdy Holders, basic and diluted earnings (loss) per share is zero for the years ended December 31, 2020 and 2019 and basic and diluted earnings (loss) per share for the year ended December 31, 2021 represents only the period from September 21, 2021 to December 31, 2021, when the Company had earnings (loss) attributable to Class A Common Stockholders. Class B Common Stock does not have economic rights in Nerdy Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share of Class B Common Stock has not been presented.
As discussed in Note 1, the Company has issued and outstanding Earnouts, which are subject to forfeiture if the achievement of certain stock price thresholds are not met within five years of the Reverse Recapitalization (assuming there is no change in control event). In accordance with ASC Topic 260, “Earnings Per Share,” Earnouts are excluded from weighted-average shares outstanding to calculate basic earnings (loss) per share as they are considered contingently issuable shares due to their potential forfeiture. Earnouts will be included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date of their stock price thresholds are met and they are no longer subject to forfeiture. Additionally, Earnouts do not participate in losses but are eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc., and as a result, are considered participating securities for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share is computed using the two-class method.
Basic earnings (loss) per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock appreciation rights (“SAR(s)”), restricted stock awards (“RSA(s)”), restricted stock units (“RSU(s)”), non-qualified stock options (“Stock Option(s)”), and Warrants, if any, using the “treasury stock” method and the Combined Interests that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. Net earnings (loss) for diluted earnings (loss) per share is adjusted for the Legacy Nerdy Holders’ share of Nerdy LLC’s consolidated net earnings (loss), net of Nerdy Inc. taxes, after giving effect to the Nerdy LLC Combined Interests that convert into potential shares of Class A Common Stock. Additionally, Net earnings (loss) for diluted earnings (loss) per share is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent they are dilutive.
Debt Issuance Costs
The Company presents debt issuance costs on the consolidated balance sheets as a direct deduction from the carrying value of debt. Debt issuance costs are amortized over the term of the related debt instrument using the effective-interest method. Amortization of debt issuance costs are recorded as “Interest expense” in the Consolidated Statements of Operations.

Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes.
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
Warrants and Earnouts issued to non-employees (the “Non-employee Warrants” and the “Non-employee Earnouts,” respectively) were not classified as stock-based compensation as there was no condition of employment such that the granting of the shares does not represent compensation. The Non-employee Warrants and Non-employee Earnouts are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. Derivative Warrant and Earnout liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Public Warrants to non-employees are measured at fair value on recurring basis, using the market approach based upon the quoted market price of Nerdy Inc.’s Public Warrants at the end of each reporting period. Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees are measured at fair value on a recurring basis based upon the quoted price for similar liabilities (Public Warrants issued to non-employees) in active markets as of the end of each period. Non-employee Earnouts are measured at fair value on recurring basis, using the Monte Carlo Option Pricing Method at the end of each reporting period.
For additional information on the Non-employee Warrants and Non-employee Earnouts, see Notes 13 and 14. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.
Defined Contribution Plan
The Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $337, $138, and $269 for the years ended December 31, 2021, 2020, and 2019, respectively.
NOTE 3     — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements (other than the ones described below) that had or will have an impact on the results of operations, comprehensive income (loss), financial condition, cash flows, redeemable preferred units, and stockholders’ equity (deficit) based on current information.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides entities with a new transition method where comparative periods presented in the financial statements in the period of adoption will not need to be restated. Under the new transition method, an entity initially applies the provisions of the standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
The Company is in the process of implementing its lease accounting and related business processes, as well as its internal controls. The Company has substantially completed its analysis of these standards’ impacts on the Company’s lease portfolio. The Company will adopt these ASUs on January 1, 2022 and expects to use the cumulative effect adjustment approach. The Company will elect certain practical expedients permitted under the transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of those leases. The Company will also elect to not recognize leases with an initial term of twelve months or less on its balance sheet. The Company expects the following to be recognized at adoption of this ASU: a sublease receivable between $2,800 and $3,500 related to its sublease of its Tempe, AZ office space, a right-of-use asset between $800 and $1,000, and lease liabilities between $4,200 and $5,200. These estimates are subject to change based upon the completion of the Company’s implementation procedures. The Company does not expect this guidance to have a material impact on its statements of operations or cash flows. The Company will provide expanded disclosures to present additional information related to its leasing arrangements in accordance with the standard. See Note 17 for additional information on noncancelable future lease commitments and sublease agreements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The Company is required to adopt this ASU on January 1, 2023. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts, and trade receivables, as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities, and other financial assets measured at fair value through other comprehensive income and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as a reduction in the amortized cost of the securities, and provides for additional disclosure requirements. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU.
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it simplifies the diluted earnings (loss) per share calculation in certain areas. The Company is required to adopt this ASU on January 1, 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU.
NOTE 4     — REVERSE RECAPITALIZATION
As discussed in Note 1, Nerdy LLC merged with a wholly-owned subsidiary of Nerdy Inc., with Nerdy LLC surviving the Merger. Nerdy LLC is governed by a board of managers composed of three persons that were designated by Nerdy Inc. and two persons that were designated by holders of a majority of the OpCo Units held by members of Nerdy LLC other than Nerdy Inc. Management determined Nerdy LLC was not a variable interest entity (see Note 2), and as result, identified Nerdy LLC as the accounting acquirer of the Merger in accordance ASC Topic 805. Management concluded that Nerdy LLC was the accounting acquirer due to (i) the Legacy Nerdy Holders receiving the largest portion of the voting rights in the combined company, Nerdy Inc., (ii) significantly all of the Legacy Nerdy Holders retained their equity interest as stockholders in Nerdy Inc., (iii) Nerdy LLC’s operations prior to the Reverse Recapitalization comprising the only ongoing operations of Nerdy Inc., (iv) the Legacy Nerdy Holders have the right to appoint a majority (five of the seven) directors of Nerdy Inc., (v) the executive management of Nerdy LLC will become the executive management of Nerdy Inc., and (vi) it is significantly larger than Nerdy Inc. in terms of revenue, total assets (excluding cash) and employees. Therefore, the Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with ASC Topic 805. Nerdy Inc. was treated as the “acquired” company for financial reporting purposes, and for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Nerdy LLC issuing stock for the net assets of Nerdy Inc., accompanied by a recapitalization. The net assets of Nerdy Inc. were recorded at historical cost on the balance sheet as of September 20, 2021, the Closing Date of the Reverse Recapitalization, with no goodwill or other intangible assets recorded. For additional information on the capitalization of Nerdy Inc. and Nerdy LLC immediately following the Closing of the Reverse Recapitalization, see Note 1.
The following table provides the historical cost of assets and liabilities of Nerdy Inc. as of September 20, 2021.

Cash and cash equivalents	$558,324
Other current assets	642
Other current liabilities (a)	(41,760)
Total net assets	$517,206
(a)Includes historical warrants held by TPG Pace that were exchanged for Private Placement Warrants and Public Warrants of Nerdy Inc. in connection with the Reverse Recapitalization.
NOTE 5     — NONCONTROLLING INTERESTS
As of December 31, 2021, Legacy Nerdy Holders owned 70,629 OpCo Units, equal to a 47.1% of the economic interest in Nerdy LLC, excluding Earnouts, and 70,629 shares of Class B Common Stock, excluding Earnouts, which, together, may be redeemed at the option of the Legacy Nerdy Holders on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by Nerdy Inc. If Nerdy Inc. elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than five business days after the redemption notice date. Upon the redemption of the OpCo Units and Class B Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be cancelled.

As of December 31, 2021, Nerdy Inc. owned 52.9% of the outstanding OpCo units of Nerdy LLC. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portion of the consolidated net loss of Nerdy LLC, which the Legacy Nerdy Holders absorbed, was allocated to NCI during the period from September 21, 2021 to December 31, 2021. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders is rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the period beginning September 20, 2021, the Closing Date of the Reverse Recapitalization, and ending December 31, 2021 (see Note 1).

	OpCo Units			Ownership Percentage
	Nerdy Inc. (a)	Legacy Nerdy Holders	Total	Nerdy Inc. (a)	Legacy Nerdy Holders	Total
Beginning of period	—	—	—	—%	—%	—%
Issuance of OpCo Units	79,233	70,613	149,846	52.9%	47.1%	100.0%
Vesting of equity awards	38	16	54	—%	—%	—%
End of period	79,271	70,629	149,900	52.9%	47.1%	100.0%
(a)Includes OpCo Units held by certain Legacy Nerdy Holders, who were issued 11,550 shares of Class A Common Stock of Nerdy Inc., excluding Earnouts, in connection with the Reverse Recapitalization, and therefore, indirectly, owned 11,550 OpCo Units of Nerdy LLC. As of December 31, 2021, these Legacy Nerdy Holders own 11,550 shares, excluding Earnouts, of Class A Common Stock of Nerdy Inc., and therefore, indirectly own 11,550 OpCo Units, or 7.7%, of total OpCo Units of Nerdy LLC, which are held by Nerdy Inc.
NOTE 6 — REVENUE
The following table presents the Company’s revenue by service category:

	Year ended December 31,
	2021	2020	2019
Online	$140,664	$97,440	$64,378
In-person	—	6,528	26,074
	$140,664	$103,968	$90,452
Contract liabilities are recorded within “Deferred revenue” in the Company’s Consolidated Balance Sheets. Deferred revenue consists of advanced payments from customers for performance obligations that have not been satisfied. Deferred revenue is recognized when the services are provided, and all other revenue recognition criteria have been met. The following table presents the Company’s “Accounts receivable, net” and “Deferred revenue” balances:

	December 31,
	2021	2020
Accounts receivable, net	$5,321	$475
Deferred revenue	$30,005	$17,270
“Accounts receivable, net”, is shown net of reserves of $477 and $234 as of December 31, 2021 and 2020, respectively. The Company expects to recognize substantially all of the deferred revenue balance in the next twelve months.
NOTE 7     — INCOME TAXES
As of December 31, 2021, Nerdy Inc. holds 52.9% of the economic interest in Nerdy LLC (see Notes 1 and 5), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. Nerdy Inc. is also subject to taxes in foreign jurisdictions. The taxes related to these foreign jurisdictions were immaterial for the period beginning September 21, 2021 and ending December 31, 2021. For the days and periods prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, its net taxable loss and any related tax credits were allocated to its members. The period as of and for the year ended December 31, 2021 discussed below represents the period beginning September 21, 2021 and ending December 31, 2021.
The expense for income taxes for the year ended December 31, 2021 consisted of the following:

Year Ended December 31, 2021
Current:
Federal	$—
State and local	40
40
Deferred:
Federal	—
State and local	—
—
Income tax expense	$40

Loss before income taxes after the Reverse Recapitalization	$(7,093)
Effective income tax rate	(0.6)%
Income tax expense recorded during the year ended December 31, 2021 represents amounts owed to state authorities due to the change in corporate taxpayer status following the Reverse Recapitalization.
A reconciliation of income tax expense with amounts computed at the federal statutory tax rate is as follows:

Year Ended December 31, 2021
Computed tax (21%)	$(1,489)
Partnership outside basis adjustments	(8,827)
Income tax benefit attributable to NCI	797
Change in valuation allowance	9,812
State income tax benefit, net of effect on federal tax	(190)
Other, net (none in excess of 5% of computed tax)	(63)
Income tax expense	$40
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

	December 31, 2021
	Assets	Liabilities	Net
Investment in Nerdy LLC (a)	$54,527	$—	$54,527
Net operating loss and credit carryforwards	5,829	—	5,829
Other items	127	—	127
Total gross deferred income taxes	60,483	—	60,483
Valuation allowance	(60,483)	—	(60,483)
Total deferred taxes	$—	$—	$—
(a)The Company’s deferred tax asset for investment in partnership relates to excess tax outside basis over financial reporting outside basis in Nerdy LLC, which is treated as a partnership for U.S. federal income tax purposes.
The Company has assessed the realizability of the net deferred tax assets, and in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by Nerdy LLC over the three year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. After consideration of all these factors, the Company has recorded a full valuation allowance against the deferred tax assets at Nerdy Inc. as of the Closing Date of the Reverse Recapitalization and as of December 31, 2021, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. The initial recognition of the Company’s deferred tax assets and valuation allowance in connection with the Reverse Recapitalization was recorded to “Additional paid-in capital” on the Consolidated Balance Sheet. As noted above, the valuation allowance completely offset the deferred tax assets of Nerdy Inc., which resulted in a net zero impact to the Company’s consolidated balance sheet as of the Closing Date of the Reverse Recapitalization.
The following table summarizes changes to the Company’s valuation allowance for the year ended December 31, 2021.

Year Ended December 31, 2021
Balance, beginning of year	$—
Reverse Recapitalization (a)	(50,671)
Change in valuation allowance	(9,812)
Balance, end of year	$(60,483)
(a)The initial recognition of the Company’s valuation allowance in connection with the Reverse Recapitalization was recorded to “Additional paid-in capital” on the Consolidated Balance Sheet.
As of December 31, 2021, the Company had U.S. federal net operating loss (“NOL”) and credit carryforwards totaling $5,244, which have expiration dates ranging from 2035 to extending indefinitely without expiration, as well as state NOL carryforwards totaling $585, which have various expiration dates extending through 2041.
The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. As of December 31, 2021, the Company has not recorded any uncertain tax positions, as well as any accrued interest and penalties on the Consolidated Balance Sheet. During the year ended December 31, 2021, the Company did not record any interest and penalties in the Consolidated Statement of Operations.
The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state, and local income tax returns are currently under examination by the respective taxing authorities.
NOTE 8 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock and represents the period from September 21, 2021 to December 31, 2021, the period where the Company had Class A and Class B common stock outstanding. Class B Common Stock does not have economic rights in Nerdy Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B Common Stock has not been presented. Earnouts do not participate in profits or losses but are eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc., and as a result, are considered participating securities for basic and diluted loss per share. As such, basic and diluted loss per share is computed using the two-class method to the extent there are dividends declared by Nerdy Inc. For additional information, see Notes 1 and 2.
Basic loss per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of SARs, RSAs, RSUs, Stock Options, Warrants, and Earnouts, if any, using the “treasury stock” method and for the Combined Interests that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. “Net loss attributable to Class A Common Stockholders for diluted loss per share” is adjusted for the Legacy Nerdy Holders’ share of Nerdy LLC’s consolidated net loss, net of Nerdy Inc. taxes, after giving effect to Nerdy LLC Combined Interests that convert into potential shares of Class A Common Stock. Additionally, “Net loss attributable to Class A Common Stockholders for diluted loss per share” is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants are dilutive.

Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(3,779)

Weighted-average shares for basic and diluted loss per share	79,236

Basic and Diluted loss per share of Class A Common Stock	$(0.05)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive.

Stock options	3,347
Stock appreciation rights	7,476
Restricted stock awards	2,809
Restricted stock units	8,859
Restricted stock units - founder’s award	9,258
Warrants	19,311
Earnouts	7,964
Combined Interests that can be converted into shares of Class A Common Stock	70,629
NOTE 9     — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2021	2020	2019
Cash and cash equivalents	$143,964	$29,265	$25,044
Restricted cash included in Other current assets	1,083	270	412
Restricted cash included in Other assets	832	1,147	2,440
Total Cash, Cash Equivalents, and Restricted Cash shown in the Consolidated Statements of Cash Flows	$145,879	$30,682	$27,896
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its corporate office leases and cash deposits due to Legacy Nerdy LLC Holders (see Note 1). As of December 31, 2021, the Company recorded cash deposits of $767 due to Legacy Nerdy Holders in exchange for their Historical Nerdy LLC Equity as “Other current assets” on the Consolidated Balance Sheet.
NOTE 10 — FIXED ASSETS, NET
Fixed assets, net consisted of:

	December 31,
	2021	2020
Capitalized internal use software	$22,205	$17,906
Office equipment	3,032	1,702
Leasehold improvements	1,489	1,489
Furniture & fixtures	941	941
Other	800	800
	28,467	22,838
Accumulated depreciation	(17,749)	(12,541)
	$10,718	$10,297
The following table presents amortization expense related to capitalized internal use software and depreciation expense recorded by the Company for the periods presented.

		December 31,
	Statement of Operations Location	2021	2020	2019
Amortization expense related to capitalized internal use software	Cost of revenue	$4,485	$4,080	$2,885
Depreciation expense	General and administrative expenses	835	917	1,071

NOTE 11 — INTANGIBLE ASSETS, NET
Intangible assets consisted of:

	December 31, 2021			December 31, 2020
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Trade names	$6,073	$(1,913)	$4,160	$10,372	$(2,099)	$8,273
Foreign currency translation adjustment	252	16	268	295	(34)	$261
	$6,325	$(1,897)	$4,428	$10,667	$(2,133)	$8,534
Amortization expense was $1,069, $1,046 and $1,053 for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in “General and administrative expenses” in the Consolidated Statements of Operations. At December 31, 2021, the Company recorded a write-off of other intangible assets of $3,009 for the Veritas Prep definite-lived trade name to adjust its net carrying value to zero. The write-off of the Veritas Prep trade name was the result of a strategic decision made by management in December 2021 to abandon the Veritas legacy business as the Company will no longer sell new services under the Veritas Prep trade name.
For the definite-lived intangible assets recorded as of December 31, 2021, estimated amortization expense for the next five years is as follows:

2022	$632
2023	632
2024	632
2025	632
2026	632
NOTE 12 — OTHER CURRENT LIABILITIES

	December 31,
	2021	2020
Accrued payroll	1,956	742
Accrued professional services	1,093	1,037
Accrued CARES Act FICA deferral	587	589
Accrued sublease liability	211	688
Other	3,626	3,034
	$7,473	$6,090
NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes.
As a result of the Reverse Recapitalization, the Company has issued and outstanding Warrants and Earnouts (see Note 1). The Non-employee Warrants and Non-employee Earnouts are not in the scope of ASC Topic 718 and are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. Derivative Warrant and Earnout liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheet. For additional information, see Note 2.
At December 31, 2021, the number of Non-employee Warrants and Earnouts contracts issued and outstanding was 19,122 and 7,655, respectively. No derivative instruments were issued or held by the Company as of and for the years ended December 31, 2020 and 2019.
The following table presents the balance sheet location and fair value of the Company’s derivative liability instruments on a gross basis, none of which are designated as hedging instruments under ASC Topic 815, as of December 31, 2021.

	Balance Sheet Location	Fair Value
Non-employee Warrants	Other liabilities	$17,210
Non-employee Earnouts	Other liabilities	21,466
		$38,676
The following table presents the effects of the Company’s derivative instruments on the Company’s Consolidated Statement of Operations for the year ended December 31, 2021.

	Statement of Operations Location
Non-employee Warrants	Unrealized gain on derivatives	$24,095
Non-employee Earnouts	Unrealized gain on derivatives	46,946
		$71,041
NOTE 14 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Non-employee Warrants	$17,210	$8,100	$9,110	$—
Non-employee Earnouts	21,466	—	—	21,466
	$38,676	$8,100	$9,110	$21,466
The Company holds certain items that are required to be disclosed at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company’s calculation of the fair value of liabilities associated with Public Warrants issued to non-employees was calculated using the market approach based upon the quoted market price of Nerdy Inc.’s Public Warrants at the end of each period. The Company’s calculation of the fair value of liabilities associated with the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees was calculated based upon the quoted price for similar liabilities (the Public Warrants issued to non-employees) in active markets at the end of each period. As such, the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees are classified as Level 2. For additional information, see Note 1 and Note 13.
The fair value of liabilities associated with the Non-employee Earnouts was measured on a recurring basis using the Monte Carlo Option Pricing Method. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. For additional information on the Non-employee Earnouts see Notes 1, 2, and 13. The Company did not have any Level 3 assets or liabilities as of December 31, 2020 or 2019. The following table summarizes the Level 3 activity measured on a recurring basis.

Balance, December 31, 2020	$—
Initial valuation of the Non-employee Earnout liability	68,412
Mark-to-market (gain) on Non-employee Earnout liability	(46,946)
Balance, December 31, 2021	$21,466
The fair value of each Earnout (both employee and non-employee) was estimated on the Closing Date using the Monte Carlo Option Pricing Method. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimated the volatility of the Earnouts based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Earnouts. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Earnouts. The expected life of the Earnouts was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.
The following table presents the assumptions used for the initial measurement of the Earnouts (both employee and non-employee) on September 20, 2021 and to remeasure the fair value of outstanding Non-employee Earnouts liabilities as of December 31, 2021.

	September 20, 2021	December 31, 2021
Expected term (in years)	5.00	4.72
Stock price	$11.20	$4.50
Expected stock price volatility	35.0%	65.0%
Risk-free interest rate	0.8%	1.2%
Expected dividends	—%	—%
Fair Value (per Earnout)	$8.94	$2.80
As of December 31, 2020, the fair values of Nerdy LLC’s borrowings under its LSA and its promissory note approximated their carrying values (both of which are classified as Level 2).
The Company’s financial assets and liabilities also include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months).
Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. For additional information on definite-lived assets and goodwill, see Notes 2, 10, and Note 11. There were no fair value measurement adjustments recognized related to definite-lived assets and goodwill during the years ended December 31, 2021, 2020, and 2019.
NOTE 15 — LONG-TERM DEBT
The Company’s long-term debt, all of which was held by Nerdy LLC, consisted of the following:

	December 31,
	2021	2020
Loan and security agreement	$—	$39,000
Promissory note	—	8,293
Paid-in-kind interest	—	283
End of term charge	—	399
Less: Debt issuance costs, net	—	(396)
Total debt	$—	$47,579
Less: Current portion of long-term debt	—	6,535
Total long-term debt	$—	$41,044
Revolving Credit Facility
On January 10, 2017, Nerdy LLC entered into an unsecured revolving credit facility (the “Facility”). The Facility allowed for aggregate borrowings of up to $15,000. Monthly payments under the Facility were interest only with aggregate outstanding borrowings due at the termination of the Facility. On June 22, 2018, Nerdy LLC amended the Facility by increasing the total amount available to borrow on the Facility to $30,000, based on certain financial covenants being met. The Facility bore interest equal to the variable prime rate established by the Facility lender plus 0.30%. In connection with proceeds received from initial borrowings under the LSA, Nerdy LLC repaid total outstanding borrowings under the Facility of $10,000 during the year ended December 31, 2019. The Facility was terminated in connection with this repayment, and Nerdy LLC no longer had the ability to borrow under it.
Loan and Security Agreement
On August 9, 2019, Nerdy LLC entered into a LSA for an aggregate principal amount of up to $50,000, subject to certain limitations. Initial borrowings from the LSA of $35,000 were used to extinguish the Facility and for general corporate purposes. The LSA bore interest equal to the greater of either (i) 10.75% plus the prime rate as reported in The Wall Street Journal minus 5.5% or (ii) 10.75%. Additionally, Nerdy LLC was subject to paid-in-kind (“PIK”) interest of 0.55% and an end of term charge equal to 3.00% of the total funded amount. The LSA bore interest at a rate of 10.75% at December 31, 2020. Monthly payments on the LSA are interest only, with the principal, accrued PIK interest and the end of term charge due in full at maturity. Unused capacity under the LSA did not bear a commitment fee.
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
With a portion of the proceeds received from the Reverse Recapitalization (see Note 1), Nerdy LLC repaid the $50,000 outstanding principal balance of the LSA. Additionally, Nerdy LLC paid $2,343 in PIK interest, end of term charges, and other expenses. In connection with these repayments and the extinguishment of the LSA, Nerdy LLC recorded a loss of $1,278, which was included in “Gain on extinguishment of debt, net” in the Consolidated Statement of Operations for the year ended December 31, 2021. This loss was recorded in the period prior to the Reverse Recapitalization as the debt did not legally survive the Reverse Recapitalization.
The LSA was terminated in connection with the Reverse Recapitalization, and Nerdy LLC no longer had the ability to borrow under it after the Closing Date.
CARES Act Promissory Note
On April 16, 2020, Nerdy LLC applied for and received a promissory note (the “Promissory Note”) under the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) in the amount of $8,293. The Promissory Note was scheduled to mature on April 16, 2022 and bore a 1.00% interest rate. Nerdy LLC applied for forgiveness of the Promissory Note and on June 30, 2021, Nerdy LLC received notice from the Small Business Administration (the “SBA”) that the Promissory Note and accrued interest of $102 was forgiven in full. In connection with the forgiveness of the Promissory Note, Nerdy LLC recorded a gain of $8,395, which was included in “Gain on extinguishment of debt, net” in the Consolidated Statement of Operations for the year ended December 31, 2021.
In connection with the Reverse Recapitalization (see Note 1), Nerdy Inc.’s Board of Directors approved repayment in full by Nerdy LLC of the previously forgiven principal amount and accrued interest of the Promissory Note and notified the SBA of their intent to do so. As a result, Nerdy LLC recorded the Promissory Note principal balance of $8,293 and accrued interest of $102 on the consolidated balance sheet within other current liabilities, and reported a loss of $8,395, which was included in “Other expense (income), net” in the Consolidated Statement of Operations for the year ended December 31, 2021. On October 14, 2021, Nerdy LLC repaid the Promissory Note principal balance and accrued interest, which is included in “Net Cash Used In Operating Activities” in the Consolidated Statement of Cash Flows for the year ended December 31, 2021.
NOTE 16 — RELATED PARTIES
Amounts Due to Legacy Nerdy Holders
As of December 31, 2021, the Company recorded amounts due to certain Legacy Nerdy LLC Holders of $841, including amounts related to the exchange for their Historical Nerdy LLC Equity, as “Due to legacy Nerdy holders” on the Consolidated Balance Sheet.
Tax Receivable Agreement
In connection with the Reverse Recapitalization, Nerdy Inc. entered into the Tax Receivable Agreement the TRA Holders. The Tax Receivable Agreement generally provides for the payment by Nerdy Inc. to TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax that Nerdy Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the Reverse Recapitalization as a result of (i) certain increases in tax basis that occur as a result of (A) the Reverse Recapitalization (including as a result of cash received in the Reverse Recapitalization and debt repayment occurring in connection with the Reverse Recapitalization) or (B) exercises of the redemption or call rights set forth in the Nerdy LLC agreement; and (ii) imputed interest deemed to be paid by Nerdy Inc. as a result of, and additional basis arising from, any payments Nerdy makes under the Tax Receivable Agreement. Nerdy Inc. will retain the benefit of the remaining 15% of these net cash savings. If Nerdy Inc. elects to terminate the Tax Receivable Agreement early, Nerdy Inc. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it to the TRA Holders under the Tax Receivable Agreement (based upon certain valuation assumptions and deemed events set forth in the Tax Receivable Agreement). If a change of control occurs, the Tax Receivable Agreement will remain in effect with respect to each TRA Holder (provided that certain valuation assumptions, including that there will be sufficient income to utilize all tax attributes covered by the Tax Receivable Agreement, will be utilized to determine the payments to be made under the Tax Receivable Agreement), unless such TRA Holder elects (or the representative of the TRA Holders causes all of the TRA Holders to elect) to receive its early termination payment in connection with the change of control transaction.
$331,808 of cash was paid to TRA Holders at the Closing of the Reverse Recapitalization, which resulted in a gross potential tax receivable agreement liability of $96,823 assuming: (i) a share price equal to $10.00 per share, (ii) a constant federal income tax rate of 21.0% and a state tax rate of 3.6%, (net of the federal benefit), (iii) no material changes in tax law, (iv) the ability to utilize tax attributes, and (v) future tax receivable agreement payments. Nerdy Inc. has not recognized any liability under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy LLC’s future taxable income. For additional discussion, see Note 7. No payments were made to the TRA Holders pursuant to the Tax Receivable Agreement during the year ended December 31, 2021. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.
If the Tax Receivable Agreement were terminated at December 31, 2021, Nerdy Inc. would recognize an additional deferred tax asset of approximately $126,826 and an additional Tax Receivable Agreement liability of approximately $107,802, assuming (i) a price of $4.50 per share (the closing price of the Company’s Class A Common Stock as of December 31, 2021), (ii) a constant corporate tax rate of 24.6%, (iii) that Nerdy Inc. will have sufficient taxable income to fully utilize the tax benefits, and (iv) no material changes in relevant tax law.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Independent Contractor Classification Matters
Varsity Tutors, a consolidated subsidiary of the Company, is subject to various legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of third-party experts on its platform as independent contractors, and claims that, by the alleged misclassification, it has violated various labor and other laws that would apply to employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for Varsity Tutors. Varsity Tutors disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters.
The Company believes that it is only reasonably possible and not probable that Varsity Tutors will incur a loss under these various legal and regulatory proceedings challenging the classification of experts as independent contractors because of the Company’s significant experience with such claims of this nature, as well as the Company’s analysis of the facts and circumstances related to current claims. Additionally, the amount of loss cannot be reasonably estimated because the amount of loss contingency is often based on certain variable inputs (e.g., platform usage by the expert, number of plaintiffs/claimants, jurisdiction, etc.) which make the determination of a range of loss not possible. As a result, there was no accrual recorded on the Consolidated Balance Sheet at December 31, 2021 or 2020. No expense was recorded in the years ended December 31, 2021, 2020, or 2019 related to these matters.
Other
The Company is subject to various other legal proceedings and actions in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accrual for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the consolidated financial condition, result of operations, or cash flows of the Company. Although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the consolidated financial condition, results of operations, or cash flows of the Company.
Leases
As of December 31, 2021, the Company leases office space in St. Louis, MO and in Tempe, AZ. Additionally, the Company subleases its Tempe, AZ office space as a result of a sublease agreement entered into in 2020. The cash flows from the sublease of the Tempe, AZ office space were less than those the Company was required to make under the original lease agreement, and as a result, the Company recognized a loss of $1,772 in “Other expense (income), net” for the year ended December 31, 2020. During the years ended December 31, 2021, 2020, and 2019, rent expense was $611, $1,560, and $2,451, respectively, and was included in “General and administrative expenses” in the Consolidated Statements of Operations.

As of December 31, 2021, future minimum lease payments due under noncancelable operating lease agreements are shown in the following table.

2022	$1,749
2023	1,599
2024	1,250
2025	632
2026	—
Thereafter	—
Total	$5,230
As of December 31, 2021, future income due under noncancelable operating sublease agreements are shown in the following table.

2022	$981
2023	1,000
2024	1,019
2025	516
2026	—
Thereafter	—
Total	$3,516
Executive Agreements
The Company maintains executive services agreements with certain members of its executive management team which contain separation from service clauses that provide for severance upon termination by the Company without cause, or certain other contractual terms.
NOTE 18 — STOCK-BASED COMPENSATION
For periods prior to the Reverse Recapitalization, Nerdy LLC’s employees had participated in the Nerdy 2016 U.S. Unit Appreciation Rights Plan, the 2016 Canadian Unit Appreciation Rights Plan and the Varsity Tutors, LLC Incentive Unit Plan (collectively, the “Legacy Plans”). The Legacy Plans consisted of unit appreciation rights (“UARs”) and profit interest units (“PIUs”). UARs were subject to multi-year, time-based, graded, vesting schedules, typically over four or five years; and were only eligible for payment upon certain triggering events or as determined by Nerdy LLC’s former board of managers. At settlement, UAR holders would have received the difference between the hurdle rate at issuance and the fair market value of a historical common unit of Nerdy LLC at the time of settlement. Because UARs were only settled upon the outcome of certain events, expense would only be recognized until such time that a triggering event is deemed to be probable. As no such triggering event existed prior to the Reverse Recapitalization, Nerdy LLC did not record expense related to the UARs in the periods prior to the Reverse Recapitalization. PIUs represented a non-voting equity interest in Nerdy LLC that entitled the holder to appreciation in the historical equity value of Nerdy LLC arising after the date of grant and after such time as an applicable hurdle amount is met. PIUs were subject to multi-year, time-based, graded, vesting schedules, typically over a four to six year period. Prior to the Reverse Recapitalization, Nerdy LLC recognized the cost of the PIUs straight-line over the period during which the employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).
In connection with the Reverse Recapitalization (see Note 1), UARs and PIUs were exchanged for Nerdy Inc. equity awards and cash. Nerdy LLC’s UARs were converted into SARs of Nerdy Inc. and Nerdy LLC’s PIUs were converted into either shares of Class B Common Stock, OpCo Units and cash, or RSAs. Holders of UARs received cash, SARs, or a combination of both. Holders of vested PIUs received a combination of shares of Class B Common Stock (and an equivalent number of OpCo Units in Nerdy LLC) and cash. Unvested PIUs were converted into RSAs with the underlying equity being Class B Common Stock (and an equivalent number of OpCo Units in Nerdy LLC).
The UARs of current and former employees were modified in connection with the exchange discussed above. These modifications of the UARs of current and former employees were classified as Type III: Improbable to Probable, pursuant to ASC Topic 718, “Compensation - Stock Compensation (Topic 718).” UARs of 437 current employees were modified and the Company recorded a step-up in the grant date fair value of the awards as of September 20, 2021, which was principally due to the difference between the UAR grant-date hurdle rates and the Company’s stock price as of the modification date. During the year ended December 31, 2021, the Company recognized stock-based compensation expense of $32,066 related to this modification of the UARs, of which $2,457 and $29,609 was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations. UARs of 362 former employees were modified and the Company recorded a step-up in the grant date fair value of the awards as of October 15, 2021, which was principally due to the difference between the UAR grant-date hurdle rates and the Company’s stock price as of the modification date. During the year ended December 31, 2021, the Company recognized stock-based compensation expense of $3,697 related to this modification of the UARs, of which $124 and $3,573 was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations.
The PIUs were also modified in connection with the exchange discussed above; however, as the modification was classified as Type 1: Probable-to-probable, pursuant to ASC Topic 718, no modification expense was recognized during the year ended December 31, 2021.
Subsequent to the Reverse Recapitalization, the Company’s employees and Board of Directors began to participate in Nerdy Inc.’s 2021 Equity Incentive Plan (the “2021 Equity Plan”), which permits the issuance of various stock-based compensation awards up to 27,775, including but not limited to SARs, RSUs, and Stock Options. The Company will no longer issue new awards under the Legacy Plans as all future grants will be issued under the 2021 Equity Plan or another equity plan that is approved by the Compensation Committee of the Company’s Board of Directors. Awards issued under the 2021 Equity Plan have a maximum term of 10 years.
Under the 2021 Equity Plan, Nerdy Inc. granted RSUs, in lieu of any cash compensation, to the legacy Nerdy LLC founder in consideration of the participant’s future continued employment with the Company (the “Founder’s Award”). Each RSU represents the right to receive one share of Class A Common Stock. The RSUs will vest based on the achievement of stock price hurdles. The initial Stock Price Hurdle is $18.00, which will cause one-seventh of the RSUs to vest. Each hurdle is $4.00 greater than the previous and will cause an additional one-seventh of the RSUs to vest, with 100% vested at $42.00. If the stock price hurdles are not met by September 20, 2028 (“Performance Period End Date”), the unvested RSUs will be forfeited. The stock price hurdles will be deemed achieved upon the first date prior to the Performance Period End Date on which the average closing market price on the NYSE of one share of Nerdy Inc.’s Class A Common Stock over a consecutive 90 calendar-day period, equals or exceeds the applicable dollar amount set forth in the vesting table.
As a result of the Reverse Recapitalization, the Company has issued and outstanding Warrants and Earnouts (see Note 1). Warrants and Earnouts issued to current employees as of September 20, 2021 (the “Employee Warrants” and the “Employee Earnouts,” respectively) were classified as stock-based compensation under ASC Topic 718 as these Warrants and Earnouts were granted conditionally based upon employment. Former employees were not granted Warrants and Earnouts. The Company recorded the fair value of the Employee Warrants and Employee Earnouts as stock-based compensation expense of $408 and $2,763, respectively, at the Closing Date as there was no required service period after that date. Of the total Employee Warrant expense, $79 and $329 was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations for the year ended December 31, 2021. Of the total Employee Earnout expense, $46 and $2,717 was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations for the year ended December 31, 2021.
Total compensation cost for the Company’s non-cash stock-based compensation awards recognized in the years ended December 31, 2021, 2020, and 2019 consisted of:

	Year ended December 31,
Financial Statement Location	2021	2020	2019
Sales and marketing expenses	$3,378	$—	$—
General and administrative expenses	51,039	1,730	1,747
Fixed assets, net (capitalized internal use software)	543	—	—
Total non-cash stock-based compensation costs	$54,960	$1,730	$1,747
As of December 31, 2021, the total compensation cost related to non-vested awards not yet recognized was $146,253, which is expected to be recognized over a weighted-average period of 3.67 years. The Company did not recognize any deferred tax benefit related to non-cash stock-based compensation expense for the year ended December 31, 2021 as it has recorded a full valuation allowance against the deferred tax assets at Nerdy Inc. as of and for the year ended December 31, 2021. For additional discussion, see Note 7. For periods prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, any deferred tax benefit related to non-cash stock-based compensation expense was allocated to its members. As of December 31, 2021, total compensation cost capitalized as “Capitalized internal use software” on the Consolidated Balance Sheet was $543.

SARs (formerly UARs)

in thousands, except UARs and SARs, which are in ones, or where otherwise indicated	SARs	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding UARs at December 31, 2020	13,428,010	$1.35
UARs granted prior to the Reverse Recapitalization	474,200	4.24
UARs exercised prior to the Reverse Recapitalization	—	—
UARs forfeited prior to the Reverse Recapitalization	(656,770)	1.50
UARs expired prior to the Reverse Recapitalization	—	—
Conversion to SARs	(5,383,455)	—
SARs granted after the Reverse Recapitalization	—	—
SARs exercised after the Reverse Recapitalization	—	—
SARs forfeited after the Reverse Recapitalization	—	—
SARs expired after the Reverse Recapitalization	(385,808)	3.27
Outstanding SARs at December 31, 2021	7,476,177	2.19	7.49	$17,703
SARs vested and expected to vest as of December 31, 2021	7,476,177	2.19	7.49	17,703
SARs exercisable at December 31, 2021	3,650,736	1.97	6.92	9,263
The fair value of each SAR that was modified was estimated on the modification date using the Black-Scholes Model. The Company used the simplified method for estimating a SAR term as it did not have sufficient historical exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends of peer companies as of the modification date. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The dividend yield was set at zero as the underlying security as the Company does not intend to pay a dividend in the foreseeable future. The weighted-average assumptions and fair values for SARs modified are summarized in the table below.

2021
Expected term (in years)	4.28
Expected stock price volatility	57.8%
Risk-free interest rate	0.7%
Expected dividends	—%
Fair Value (per SAR)	$8.84
RSAs (formerly PIUs)

PIUs and RSAs are in ones and where otherwise indicated	RSAs	Weighted-Average Grant Date Fair Value Per Share
Nonvested PIUs at December 31, 2020	10,513,291	$0.57
PIUs granted prior to the Reverse Recapitalization	—	—
PIUs vested prior to the Reverse Recapitalization	(3,079,371)	0.49
PIUs forfeited prior to the Reverse Recapitalization	—	—
Conversion to RSAs	(4,377,597)	—
RSAs granted after the Reverse Recapitalization	—	—
RSAs vested after the Reverse Recapitalization	(16,645)	1.97
RSAs forfeited after the Reverse Recapitalization	(230,700)	1.10
Nonvested RSAs at December 31, 2021	2,808,978	1.01

The fair value of each PIU was estimated on the date of grant using the Black-Scholes Model. Nerdy LLC used the simplified method for estimating a RSA term as it did not have sufficient historical exercise experience upon which to estimate an expected term. The expected term was estimated based on the award’s vesting period and contractual term. Expected volatilities were based on historical volatility trends of peer companies as of each grant date. The risk-free rate was the interpolated U.S. Treasury rate for a term equal to the expected term. The dividend yield was set at zero as the Company does not intend to pay a dividend in the foreseeable future. There were no PIUs granted in 2021. The weighted-average assumptions and fair values for PIUs granted are summarized in the table below.

	2020	2019
Expected term (in years)	7.00	7.05
Expected stock price volatility	50.0%	50.0%
Risk-free interest rate	0.5%	2.4%
Expected dividends	—%	—%
Fair Value (per PIU)	$0.83	$0.59
Stock Options

Stock Options are in ones and where otherwise indicated	Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	—	$—
Granted after the Reverse Recapitalization	3,799,100	11.20
Exercised after the Reverse Recapitalization	—	—
Forfeited after the Reverse Recapitalization	(452,000)	11.20
Expired after the Reverse Recapitalization	—	11.20
Outstanding at December 31, 2021	3,347,100	11.20	9.72	$—
Vested and expected to vest as of December 31, 2021	3,347,100	11.20	9.72	—
Exercisable at December 31, 2021	—	—	—	—
The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. The Company uses the simplified method for estimating a stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends of peer companies. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The dividend yield was set at zero as the Company does not intend to pay a dividend in the foreseeable future. The weighted-average assumptions and fair values for stock options granted are summarized in the table below.

2021
Expected term (in years)	6.26
Expected stock price volatility	59.5%
Risk-free interest rate	1.0%
Expected dividends	—%
Fair Value (per stock option)	$6.24

RSUs

RSUs in ones and where otherwise indicated	RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	—	$—
Granted after the Reverse Recapitalization	8,905,388	5.71
Vested after the Reverse Recapitalization	(37,500)	5.70
Forfeited after the Reverse Recapitalization	(8,681)	5.70
Nonvested at December 31, 2021	8,859,207	5.71
The grant date fair value of each RSU award was determined based upon the closing price of the Company’s Class A Common Stock on the date of grant. The total vest date fair value of RSUs that vested during 2021 was $189. No RSUs were granted or vested during 2020 or 2019.
RSUs - Founder’s Award

RSUs - Founder’s Award in ones and where otherwise indicated	RSUs - Founder’s Award	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	—	$—
Granted after the Reverse Recapitalization	9,258,298	5.06
Vested after the Reverse Recapitalization	—	—
Forfeited after the Reverse Recapitalization	—	—
Nonvested at December 31, 2021	9,258,298	5.06
The grant date fair value of the Founder’s Award was determined using a Monte Carlo simulation. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected term, and risk-free interest rate. The Company estimated the volatility of the Founder’s Award based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Founder’s Award. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Founder’s Award. The expected term of the Founder’s Award was assumed to be equivalent to the contractual term of 7 years. The assumptions used to value the Founder’s Award granted during the year ended December 31, 2021 are summarized in the table below.

2021
Expected term (in years)	7.00
Stock price	$11.20
Expected stock price volatility	36.0%
Risk-free interest rate	1.1%
Fair Value (per award)	$5.06
The Founder’s Award grant-date fair value is recognized using the graded vesting method during which the employee is required to provide service in exchange for the award - the requisite service period. The requisite service period was determined to be the derived service period of 4.70 years.

Employee Warrants

Employee Warrants are in ones and where otherwise indicated	Employee Warrants	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	—	$—
Granted in connection with the Reverse Recapitalization	188,958	11.50
Exercised after the Reverse Recapitalization	—	—
Forfeited after the Reverse Recapitalization	—	—
Expired after the Reverse Recapitalization	—	—
Outstanding at December 31, 2021	188,958	11.50	4.72	$—
The grant date fair value of Employee Warrants was determined using the market approach based upon the closing price of the Public Warrants on the date of grant, which was $2.16.
Employee Earnouts

Employee earnouts in ones and where otherwise indicated	Employee Earnouts	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	—	$—
Granted in connection with the Reverse Recapitalization	309,179	8.94
Vested after the Reverse Recapitalization	—	—
Forfeited after the Reverse Recapitalization	—	—
Nonvested at December 31, 2021	309,179	8.94
The grant date fair value of the Employee Earnout was determined using a Monte Carlo simulation. See Note 14 for the assumptions used to value the Employee Earnouts granted during the year ended December 31, 2021.
NOTE 19 — MEMBERS’ EQUITY OF NERDY LLC
For periods prior to the Reverse Recapitalization, Nerdy LLC had historical equity described below authorized, issued and outstanding. As discussed in Note 1, Legacy Nerdy Holders received cash, Class A Common Stock, or Class B Common Stock, and OpCo Units in exchange for their Historical Nerdy LLC Equity, pursuant to the terms of the Business Combination Agreement. Holders of UARs received SARs or a combination of cash and SARs. Holders of vested PIUs received a combination into shares of Class B Common Stock (and an equivalent number of OpCo Units in Nerdy LLC) and cash. Unvested PIUs were converted into RSAs with the underlying equity being Class B Common Stock (and an equivalent number of OpCo Units in Nerdy LLC). The Company recasted Historical Nerdy LLC Equity outstanding for the periods prior to the Reverse Recapitalization, reflecting the exchange ratio of 1-for-0.64 (see Note 2). The historical Nerdy LLC units disclosed in this note give effect to the conversion for all periods presented, without any change to par value or per unit amounts. The Company has not made retroactive adjustments related to the historical book values of Historical Nerdy LLC Equity as the adjustments were considered immaterial.
Redeemable Preferred Units
Class B Redeemable Preferred Units
Nerdy LLC had authorized 25,920 units of Class B redeemable preferred voting units (“Class B Units”), of which 25,920 were issued and outstanding as of December 31, 2020.
Class C Redeemable Preferred Units
Nerdy LLC had authorized 11,895 units of Class C redeemable preferred voting units (“Class C Units”), of which 11,895 were issued and outstanding as of December 31, 2020.

Redeemable Preferred Units Rights
Nerdy LLC’s previously amended and restated operating agreement (the “Historical Nerdy LLC Operating Agreement”) stated that starting on November 24, 2022 (the fifth anniversary of the Historical Nerdy LLC Operating Agreement), holders of a majority of the Class B and Class C units (collectively the “Senior Preferred Units”) could have elected to have Nerdy LLC redeem one-third of the outstanding Senior Preferred Units within 60 days from the election date and then on each of the following two anniversaries, at a redemption price equal to the greater of (i) the applicable original issue price (“OIP”) of such class of Senior Preferred Units or (ii) the fair market value of the Senior Preferred Units as of the redemption election date. Nerdy LLC’s Senior Preferred Units were accreted to the greater of OIP or fair market value, which was the redemption value, at the end of each reporting date. During the year ended December 31, 2020, Nerdy LLC recognized accretion of $150,146 and $69,111 on the Class B Units and the Class C Units, respectively, which was recorded to “Accumulated deficit” on the Consolidated Balance Sheet. Senior Preferred Units were convertible into common units at any time at the option of the holders, or automatically upon a qualified initial public offering, at a conversion price equal to the applicable OIP of such class of Senior Preferred Units, subject to adjustment for subsequent issuances of common units.
The following table summarizes the changes to Nerdy LLC’s Class B Units for years ended December 31, 2021, 2020, and 2019. There was no activity related to the Class B Units and Class C Units during the year ended December 31, 2019. The exchange of Nerdy LLC Class B Units and Class C Units related to the Reverse Recapitalization was initially recorded to “Additional paid-in capital” and subsequently to “Cash and Cash Equivalents,” to the extent Legacy Nerdy LLC Holders received cash, on the Consolidated Balance Sheet.

	Redeemable Preferred Units
	Class B		Class C
	Units	Value	Units	Value
Balance, December 31, 2019 and 2018	25,920	$109,492	11,895	$50,047
Redeemable preferred unit accretion	—	150,146	—	69,111
Balance, December 31, 2020	25,920	$259,638	11,895	$119,158
Reverse Recapitalization	(25,920)	(259,638)	(11,895)	(119,158)
Balance, December 31, 2021	—	$—	—	$—
Nonredeemable Preferred Units
Class A Preferred Units
Nerdy LLC had authorized 5,060 units of Class A preferred voting units (“Class A Units”), of which 5,060 were issued and outstanding as of December 31, 2020. As of December 31, 2020, $1,909 of cumulative dividends would have been payable in the event of a qualifying distribution.
Class A-1 Preferred Units
Nerdy LLC had authorized 5,007 units of Class A-1 preferred voting units (“Class A-1 Units”), of which 5,007 were issued and outstanding as of December 31, 2020. As of December 31, 2020, $1,715 of cumulative dividends would have been payable in the event of a qualifying distribution.
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
Common Units
Nerdy LLC authorized 54,761 units of common membership voting units, of which 54,761 were issued and outstanding as of December 31, 2020. Common unit holders shared in Nerdy LLC’s profits and distributions after the holders of Class A Units, Class A-1 Units, Class B Units, Class C Units and the Class A Units and Class A-1 Units Preferred Return, or on a pro rata basis in the event of a qualified initial public offering.
As of December 31, 2020, there were no authorized and unissued Class A Units, Class A-1 Units, Class B Units, Class C Units or Common Units.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Management, with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as of December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
This report does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this report, the Company completed a Reverse Recapitalization on September 20, 2021, pursuant to which a wholly-owned subsidiary of the Company merged with Nerdy LLC. Prior to the Reverse Recapitalization, the Company was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Reverse Recapitalization were insignificant compared to those of the consolidated entity post-Reverse Recapitalization. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no significant changes (other than what is described below) in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Material Weaknesses and Remediation Plans
The Company did not design and maintain an effective control environment that meets accounting and reporting requirements. Specifically, the Company did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record, and disclose accounting matters commensurate with its accounting and reporting requirements and lacked related internal controls necessary to satisfy its accounting and financial reporting requirements.
This material weakness contributed to the following additional material weaknesses:
•The Company did not maintain effective controls over risk assessment, including designing and maintaining formal accounting and information technology (“IT”) policies, procedures, and controls over significant accounts and disclosures to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including segregation of duties controls, controls over the preparation and review of account reconciliations and journal entries, and controls over the review of assurance reports from third-party service organizations.
•The Company did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, the Company did not design and maintain (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; and (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
The material weaknesses related to the control environment and risk assessment resulted in adjustments to accounts and disclosures, which were recorded prior to the issuance of the financial statements, as of December 31, 2021, 2020, 2019, and

2018. The IT deficiencies did not result in an adjustment to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Additionally, each of these material weaknesses could result in a misstatement of substantially all account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In 2021, management developed a comprehensive remediation plan and began to design and implement controls to remediate the material weaknesses described above including:
•Expanding the finance, accounting, and IT teams as a result of hiring of additional resources with an appropriate level of knowledge and prior experience in internal control over financial reporting commensurate with our financial reporting requirements, and supplementing with continued trainings on policies, regulations, and internal controls over financial reporting.
•Implementing a suite of policies and procedures in the areas of accounting, finance, governance, ethics, cybersecurity, and IT, and disseminating the policies and procedures through various communications and trainings.
•Conducting operational, cybersecurity, fraud, and financial reporting risk assessments and subsequently designing and working to implement an enhanced suite of internal controls over financial reporting addressing key areas, including segregation of duties, preparation and independent review of account reconciliations and journal entries, and review of third-party service organization assurance reports, as well as IT security, system development, and change management controls.
•Implementing a dedicated internal audit function to continuously promote and monitor compliance.
The Company is working to remediate the material weaknesses as efficiently and effectively as possible. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. At this time, the Company cannot provide an estimate of costs expected to be incurred in connection with finishing this remediation plan, however, these remediation measures will be time consuming, incur significant costs, and place significant demands on our financial and operational resources.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is included in the Company’s definitive proxy statement for its 2022 annual meeting of stockholders, to be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2021 (the “2022 Proxy Statement”) and is hereby incorporated by reference. Information regarding executive officers of the Company is included under the heading “Information about our Executive Officers” in “Business” in Part I, Item 1 of this report.
The Company has adopted a code of ethics, our Code of Conduct, applicable to our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer, which sets forth the Company’s expectations for the conduct of business by our directors, officers, and employees. The Code of Conduct is available on the Company’s website at www.nerdy.com. In the event the Company amends the Code of Conduct or waivers of compliance are granted and it is determined that such amendments or waivers are subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company will post such amendments or waivers on its website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is included in the 2022 Proxy Statement and is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is included in the 2022 Proxy Statement and is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is included in the 2022 Proxy Statement and is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is included in the 2022 Proxy Statement and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Documents filed as a part of this report:
1.Financial Statements. The following consolidated financial statements of Nerdy Inc. are filed as a part of this document under Part II, Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2020, and 2019
•Consolidated Balance Sheets at December 31, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2021, 2020, and 2019
•Notes to Consolidated Financial Statements
2.Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.Exhibits.

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

Exhibit No.	Description
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

10.1
Second Amended and Restated Limited Liability Company Agreement of Nerdy LLC (incorporated by reference to Exhibit 10.2 filed with Nerdy’s Form 8-K filed by Nerdy on September 24, 2021 (File No. 001-39595).

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

†10.5	Nerdy Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 filed with TPG Pace’ Form 8-K filed by TPG Pace on January 29, 2021 (File No. 001-39595)).

†10.6	Forms of Award Agreements under the Nerdy Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Nerdy’s Form 8-K filed by Nerdy on September 24, 2021 (File No. 001-39595).

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

Exhibit No.	Description
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

†10.16
Form K-1 Executive Services Agreement with Nerdy Inc. and Nerdy LLC (incorporated herein by reference to Exhibit 10.17 filed with Nerdy Inc.'s Form 10-Q for the quarterly period ended September 30, 2021 filed by Nerdy Inc. on November 15, 2021 (File No.001-39595)).

†10.17
Form W-2 Executive Services Agreement with Nerdy Inc. and Nerdy LLC (incorporated herein by reference to Exhibit 10.17 filed with Nerdy Inc.'s Form 10-Q for the quarterly period ended September 30, 2021 filed by Nerdy Inc. on November 15, 2021 (File No.001-39595)).

†10.18
Varsity Tutors LLC 2016 U.S. Unit Appreciation Rights Plan (incorporated herein by reference to Exhibit 99.2 filed with Nerdy Inc.'s Registration Statement S-8 filed by Nerdy Inc. on November 29, 2021 (File No.333-261401)).

†10.19
Varsity Tutors LLC 2016 Canadian Unit Appreciation Rights Plan (incorporated herein by reference to Exhibit 99.3 filed with Nerdy Inc.'s Registration Statement S-8 filed by Nerdy Inc. on November 29, 2021 (File No.333-261401)).

21.1	List of Subsidiaries of Nerdy Inc. (incorporated by reference to Exhibit 21.1 filed with Nerdy Inc.'s Form S-1 filed by Nerdy Inc. on October 15, 2021 (File No. 333-260266)).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (Included under Signatures).
31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2022.

31.2	Certification of Jason H. Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2022.

32.1	Certification of Charles Cohn and Jason H. Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2022.

101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document.

101.CAL	iXBRL (Inline XBRL) Taxonomy Calculation Linkbase Document.

101.DEF	iXBRL (Inline XBRL) Taxonomy Definition Linkbase Document.

101.LAB	iXBRL (Inline XBRL) Taxonomy Label Linkbase Document.

101.PRE	iXBRL (Inline XBRL) Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline XBRL) and contained in Exhibit 101.
†    These exhibits constitute management contracts, compensatory plans, and arrangements.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Nerdy Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nerdy Inc.

Date: February 28, 2022	By:	/s/ Charles Cohn
Name: Charles Cohn
Title: Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Charles Cohn and Jason Pello, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Cohn	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
Charles Cohn

/s/ Jason Pello	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Jason Pello

/s/ Catherine Beaudoin	Director	February 28, 2022
Catherine Beaudoin

/s/ Erik Blachford	Director	February 28, 2022
Erik Blachford

/s/ Rob Hutter	Director	February 28, 2022
Rob Hutter

/s/ Christopher Marshall	Director	February 28, 2022
Christopher Marshall

/s/ Greg Mrva	Director	February 28, 2022
Greg Mrva

/s/ Kathleen Philips	Director	February 28, 2022
Kathleen Philips