Form 10-Q
period 2022-03-31
Nerdy Inc.
filed 2022-05-16
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-39595
NERDY INC.
(Exact name of registrant as specified in its charter)

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
Class A common stock, par value $0.0001 per share - 90,530,079 shares of common stock as of May 9, 2022
Class B common stock, par value $0.0001 per share - 68,497,115 shares of common stock as of May 9, 2022

NERDY, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$46,925	$34,565
Cost of revenue	14,152	11,192
Gross Profit	32,773	23,373
Sales and marketing expenses	22,946	14,582
General and administrative expenses	30,509	13,245
Operating Loss	(20,682)	(4,454)
Unrealized loss on derivatives	11,042	—
Interest (income) expense, net	(7)	1,237
Other expense, net	17	35
Loss before Income Taxes	(31,734)	(5,726)
Income tax expense	13	—
Net Loss	(31,747)	(5,726)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	(5,726)
Net loss attributable to noncontrolling interests	(14,902)	—
Net Loss Attributable to Class A Common Stockholders	$(16,845)	$—

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.21)	$—

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	79,619	—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net Loss	$(31,747)	$(5,726)
Unrealized foreign currency translation adjustments	(73)	34
Total Comprehensive Loss	(31,820)	(5,692)
Comprehensive loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	(5,692)
Comprehensive loss attributable to noncontrolling interests	(14,936)	—
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(16,884)	$—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$141,715	$143,964
Accounts receivable, net	4,480	5,321
Other current assets	4,775	6,165
Total Current Assets	150,970	155,450
Fixed assets, net	11,210	10,718
Goodwill	5,717	5,717
Intangible assets, net	4,203	4,428
Other assets	4,641	832
Total Assets	$176,741	$177,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,092	$3,590
Deferred revenue	30,809	30,005
Due to legacy Nerdy holders	—	841
Other current liabilities	9,928	7,473
Total Current Liabilities	46,829	41,909
Other liabilities	52,875	39,431
Total Liabilities	99,704	81,340
Stockholders’ Equity
Class A common stock	8	8
Class B common stock	7	7
Additional paid-in capital	497,270	490,220
Accumulated deficit	(456,553)	(439,708)
Accumulated other comprehensive income	97	136
Total Stockholders’ Equity Excluding Noncontrolling Interests	40,829	50,663
Noncontrolling interests	36,208	45,142
Total Stockholders’ Equity	77,037	95,805
Total Liabilities and Stockholders’ Equity	$176,741	$177,145
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net Loss	$(31,747)	$(5,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	1,422	1,317
Amortization of intangibles	157	268
Unrealized loss on derivatives	11,042	—
Stock-based compensation	12,490	502
Amortization of deferred debt charges	—	167
Changes in operating assets and liabilities:
Accounts receivable	841	(785)
Other current assets	575	(222)
Other assets	344	(19)
Accounts payable	2,503	(482)
Other current liabilities	1,764	2,646
Other liabilities	(1,126)	(1,451)
Deferred revenue	804	1,370
Net Cash Used In Operating Activities	(931)	(2,415)
Cash Flows From Investing Activities
Capital expenditures	(1,264)	(848)
Net Cash Used In Investing Activities	(1,264)	(848)
Cash Flows From Financing Activities
Payments to legacy investors	(767)	—
Payments of reverse recapitalization costs	—	(444)
Other	(49)	—
Net Cash Used In Financing Activities	(816)	(444)
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted cash	(5)	7
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(3,016)	(3,700)
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	145,879	30,682
Cash, Cash Equivalents, and Restricted Cash, End of Period	$142,863	$26,982

Supplemental Cash Flow Information
Stock-based compensation included in capitalized internal use software	$606	$—
Purchase of fixed assets included in accounts payable	88	122
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(in thousands)

	Stockholders’ Equity (Deficit)
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total

	Shares	Value	Shares	Value
December 31, 2021	83,913	$8	73,987	$7	$490,220	$(439,708)	$136	$45,142	$95,805
Net loss	—	—	—	—	—	(16,845)	—	(14,902)	(31,747)
Stock-based compensation	—	—	—	—	12,697	—	—	404	13,101
Foreign currency translation	—	—	—	—	—	—	(39)	(34)	(73)
Activity under stock compensation plans	764	—	277	—	(49)	—	—	—	(49)
Rebalancing of ownership percentage between controlling and noncontrolling interests	—	—	—	—	(5,598)	—	—	5,598	—
March 31, 2022	84,677	$8	74,264	$7	$497,270	$(456,553)	$97	$36,208	$77,037

	Stockholders’ Equity (Deficit)
	Class A Preferred Units		Class A-1 Preferred Units		Common Units		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Units	Value	Units	Value	Units	Value
December 31, 2020	5,060	$3,309	5,007	$3,398	54,761	$86	$6,833	$(412,383)	$296	$(398,461)
Net loss	—	—	—	—	—	—	—	(5,726)	—	(5,726)
Stock-based compensation	—	—	—	—	—	—	502	—	—	502
Foreign currency translation	—	—	—	—	—	—	—	—	34	34
March 31, 2021	5,060	$3,309	5,007	$3,398	54,761	$86	$7,335	$(418,109)	$330	$(403,651)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Nerdy Inc. (herein referred to as “Nerdy,” the “Company,” “us,” “our,” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Nerdy and its consolidated subsidiaries) as of and for the year ended December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive income (loss), financial condition, cash flows, and stockholders’ equity (deficit) for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire year. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on net loss or stockholders’ equity (deficit) as previously reported.
On September 20, 2021 (the “Closing Date”), TPG Pace Tech Opportunities Corp., an exempted company incorporated in the Cayman Islands (“TPG Pace”), and Live Learning Technologies LLC, a Delaware limited liability company (along with its wholly-owned subsidiaries, “Nerdy LLC”), consummated a business combination (the “Closing”) pursuant to the business combination agreement, dated as of January 28, 2021 (as amended, the “Business Combination Agreement”). Nerdy LLC is a holding company that is the sole owner of several operating companies, including its flagship business Varsity Tutors LLC (“Varsity Tutors”). Immediately prior to the Closing, TPG Pace became a Delaware corporation and was renamed Nerdy Inc.
As a result of the business combination and related transactions (the “Reverse Recapitalization”), Nerdy LLC merged with a wholly-owned subsidiary of Nerdy Inc., with Nerdy LLC surviving such merger. Nerdy Inc. is a holding company that has no material assets other than its ownership interests in Nerdy LLC and its indirect interests in the subsidiaries of Nerdy LLC, and has no independent means of generating revenue or cash flow. Members of Nerdy LLC are the legacy holders of Nerdy LLC historical common and preferred equity (the “Legacy Nerdy Holder(s)”) and Nerdy Inc.
Immediately following the Reverse Recapitalization, Nerdy Inc. had the following securities issued and outstanding: (i) 83,875 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), including earnouts, (ii) 73,971 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), including earnouts, and (iii) 17,281 warrants, each exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. The shares of Class B Common Stock are owned by the Legacy Nerdy Holders, have voting rights only, and have no dividend or economic rights. The Company does not intend to list its Class B Common Stock on any stock exchange.
Nerdy Inc.’s warrants consist of TPG Pace’s previously outstanding private placement warrants and public warrants to purchase Class A ordinary shares that were converted into corresponding private placement warrants to purchase Class A Common Stock (the “Private Placement Warrant(s)”) and public warrants to purchase Class A Common Stock (the “Public Warrant(s)”). Each Private Placement Warrant and Public Warrant allows for the purchase of one share of Class A Common Stock at an exercise price of $11.50 per share. Additionally, Nerdy Inc. also issued warrants to purchase Class A Common Stock in connection with a forward purchase agreement (the “FPA Warrant(s)”). Each FPA Warrant allows for the purchase of one share of Class A Common Stock at an exercise price of $11.50 per share.
Immediately following the Reverse Recapitalization, Nerdy LLC had the following units and warrants outstanding: (i) 157,846 units (the “OpCo Units”), including earnouts, and (ii) 2,052 warrants to purchase OpCo Units at an exercise price of $11.50 (the exercise of which would also result in the issuance of one corresponding share of Class B Common Stock) (the “OpCo Warrant(s)”).
The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).” At both March 31, 2022 and December 31, 2021, the Company holds 22 of the total Warrants issued in connection with the Reverse Recapitalization.
Nerdy Inc. and Nerdy LLC will at all times maintain a one-to-one ratio between the number of shares of Class A and Class B Common Stock issued by Nerdy Inc. and the number of OpCo Units issued by Nerdy LLC. Nerdy LLC is managed by a five person board of managers, composed of three persons designated by Nerdy Inc. and two persons designated by holders of a majority of the OpCo Units held by members of Nerdy LLC other than Nerdy Inc. Nerdy LLC’s management will continue to manage Nerdy LLC and all of its related and affiliated entities (subject to approval of Nerdy Inc.’s Board of Directors) and Nerdy Inc.’s executive officers serve as the executive officers for all of its related and affiliated entities.
Of the total shares and units issued as a result of the Reverse Recapitalization, there were 8,000 shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that will be subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock are not met within five years of the Reverse Recapitalization (assuming there is no change in control event) (the “Earnout(s)”). At both March 31, 2022 and December 31, 2021, the Company holds 36 of the total Earnouts issued in connection with the Reverse Recapitalization.
As of March 31, 2022, Legacy Nerdy Holders owned 70,906 OpCo Units, excluding Earnouts, equal to a 47.0% of the economic interest in Nerdy LLC, and 70,906 shares of Class B Common Stock, excluding Earnouts, which represents 47.0% of the combined voting power of Nerdy Inc., excluding Earnouts.
As of March 31, 2022, the public stockholders of Nerdy Inc., including certain Legacy Nerdy Holders, (i) owned 80,035 shares of Class A Common Stock, excluding earnouts, which represents 53.0% of the combined voting power of Nerdy Inc., excluding Earnouts, and 100% of the economic interest in Nerdy Inc., and (ii) through Nerdy Inc.’s ownership of 80,035 OpCo Units, indirectly hold 53.0% of the economic interest in Nerdy LLC.
In connection with the Reverse Recapitalization, Nerdy LLC incurred expenses of $3,834 during the three months ended March 31, 2021. Of the total costs incurred during the three months ended March 31, 2021, $2,046 were reported as “General and administrative expenses” in the Condensed Consolidated Statement of Operations and $1,788 were recorded as a reduction of “Additional paid-in capital” at the Closing of the Reverse Recapitalization. Of the expenses that were recorded as reduction of “Additional paid-in capital” at the Closing of the Reverse Recapitalization, $444 were paid by Nerdy LLC during the three months ended March 31, 2021. Nerdy LLC did not record any transaction expenses related to the Reverse Recapitalization during the three months ended March 31, 2022.
The financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and following the Reverse Recapitalization on September 20, 2021, a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”). The Company has excluded Earnouts in the calculation of the ownership interests in Nerdy LLC as the Earnouts are subject to forfeiture if the achievement of certain stock price thresholds are not met within five years of the Reverse Recapitalization. To the extent these price thresholds are met, the Earnouts will no longer be subject to forfeiture and the units will then be included in the calculation of the ownership interests in Nerdy LLC.
For the three months ended March 31, 2021, $5,726 of the consolidated net losses of Nerdy LLC were attributable to the Legacy Nerdy Holders to reflect their absorption of 100% of the consolidated net losses of Nerdy LLC pertaining to the period prior to the Reverse Recapitalization.
In accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” the historical equity of Nerdy LLC has been recast for the three months ended March 31, 2021, to reflect the number of shares of Nerdy Inc.’s Class A Common Stock and Class B Common Stock issued to Legacy Nerdy Holders in connection with the Reverse Recapitalization. The Company recast the units outstanding related to the historical Nerdy LLC preferred units and common units (the “Historical Nerdy LLC Equity”) prior to the Reverse Recapitalization as common equity of Nerdy Inc., reflecting the exchange ratio of 1-for-0.64, pursuant to the Business Combination Agreement. The condensed consolidated financial statements and related notes thereto give effect to the conversion for the three months ended March 31, 2021, without any change to par value or per unit amounts. The condensed consolidated financial statements do not necessarily represent the capital structure of Nerdy Inc. had the Reverse Recapitalization occurred in prior periods. The Company has not made retroactive adjustments related to the historical book values of Historical Nerdy LLC Equity as the adjustments were considered immaterial.
NOTE 2     — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements (other than the ones described below) that had or will have an impact on the results of operations, comprehensive income (loss), financial condition, cash flows, and stockholders’ equity (deficit) based on current information.
Recently Issued
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
Recently Adopted
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This update requires organizations that lease assets to recognize on the balance sheet the right-of-use (“ROU”) assets and lease liabilities for the rights and obligations created by those leases. The new guidance also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, which provides entities with a new transition method where comparative periods presented in the financial statements in the period of adoption will not need to be restated. Under the new transition method, an entity initially applies the provisions of the standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted these ASUs on January 1, 2022, as required by the ASUs, and utilized the cumulative effect adjustment approach, which did not result in an adjustment to the Company’s opening balance of retained earnings. At adoption, the Company recognized ROU assets and lease liabilities of $4,154 and $4,870, respectively, on the balance sheet at January 1, 2022. The new standard did not materially impact the statements of operations, cash flows, or stockholders’ equity (deficit). In addition, the Company provides expanded disclosures related to its leasing arrangements in accordance with these ASUs. For additional information, refer to Note 12.
NOTE 3     — NONCONTROLLING INTERESTS
As of March 31, 2022, Legacy Nerdy Holders owned 70,906 OpCo Units, excluding Earnouts, equal to 47.0% of the economic interest in Nerdy LLC, and 70,906 shares of Class B Common Stock, excluding Earnouts. As of December 31, 2021, Legacy Nerdy Holders owned 70,629 OpCo Units, excluding Earnouts, equal to 47.1% of the economic interest in Nerdy LLC, and 70,629 shares of Class B Common Stock, excluding Earnouts.
The OpCo Units and the shares of Class B Common Stock, together (the “Combined Interests”), may be redeemed at the option of the Legacy Nerdy Holders on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by Nerdy Inc. If Nerdy Inc. elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than five business days after the redemption notice date. Upon the redemption of the OpCo Units and Class B Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be canceled.
Nerdy Inc. owned 53.0% and 52.9% of the outstanding OpCo Units as of March 31, 2022 and December 31, 2021, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portion of the consolidated net loss of Nerdy LLC which the Legacy Nerdy Holders absorbed was allocated to NCI during the three months ended March 31, 2022. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders is rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.

The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the three months ended March 31, 2022. OpCo Units of Nerdy LLC were not outstanding during the three months ended March 31, 2021.

	OpCo Units			Ownership Percentage
	Nerdy Inc.	Legacy Nerdy Holders	Total	Nerdy Inc.	Legacy Nerdy Holders	Total
Beginning of period	79,271	70,629	149,900	52.9%	47.1%	100%
Vesting of Equity Awards	764	277	1,041	n/a	n/a	n/a
End of period	80,035	70,906	150,941	53.0%	47.0%	100%
NOTE 4 — REVENUE
The following table presents the Company’s revenue by service category for the periods presented.

	Three Months Ended March 31,
	2022	%	2021	%
One-on-one	$39,039	83%	$30,860	90%
Class and group	6,354	14%	1,850	5%
Other (a)	1,532	3%	1,855	5%
Revenue	$46,925	100%	$34,565	100%
(a)Other consists of the legacy Veritas LLC business and EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”) (collectively, the “Legacy Businesses”) and other services.
Contract liabilities are reported within “Deferred revenue” on the Company’s Condensed Consolidated Balance Sheets. Deferred revenue consists of advanced payments from customers for performance obligations that have not been satisfied. Deferred revenue is recognized when the performance obligations have been completed. The following table presents the Company’s “Accounts receivable, net” and “Deferred revenue” balances.

	March 31, 2022	December 31, 2021
Accounts receivable, net	$4,480	$5,321
Deferred revenue	$30,809	$30,005
“Accounts receivable, net”, is reported net of reserves of $530 and $477 as of March 31, 2022 and December 31, 2021, respectively. The Company expects to recognize substantially all of the deferred revenue balance in the next twelve months.
NOTE 5     — INCOME TAXES
As of March 31, 2022, Nerdy Inc. holds 53.0% of the economic interest in Nerdy LLC (see Note 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 53.0% distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. Nerdy Inc. is also subject to taxes in foreign jurisdictions. The taxes related to these foreign jurisdictions were immaterial for the three months ended March 31, 2022. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of March 31, 2022.
The effective tax rate for the three months ended March 31, 2022 was (0.04)%, which differed significantly from the statutory rates primarily due to changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported for the three months ended March 31, 2022 represents amounts owed to state authorities.
For periods prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, its net taxable income (loss) and any related tax credits were allocated to its members.

NOTE 6 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2022, the period where the Company had Class A and Class B Common Stock outstanding. Class B Common Stock does not have economic rights in Nerdy Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B Common Stock has not been presented for the three months ended March 31, 2022. Earnouts do not participate in losses but are eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc., and as a result, are considered participating securities for basic and diluted loss per share. As such, basic and diluted loss per share is computed using the two-class method to the extent there are dividends declared by Nerdy Inc.
As discussed in Note 1, the Company recast Historical Nerdy LLC Equity as Nerdy Inc. common equity for the three months ended March 31, 2021. However, as 100% of the net losses of Nerdy LLC prior to the Reverse Recapitalization were absorbed by the Legacy Nerdy Holders, basic and diluted loss per share is zero for the three months ended March 31, 2021 and is not presented.
Basic loss per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights, restricted stock awards, restricted stock units, Warrants, and Earnouts, if any, using the “treasury stock” method and for the Combined Interests that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. “Net loss attributable to Class A Common Stockholders for diluted loss per share” is adjusted for the Company’s share of Nerdy LLC’s consolidated net loss, net of Nerdy Inc. taxes, after giving effect to Nerdy LLC Combined Interests that convert into potential shares of Class A Common Stock. In addition, “Net loss attributable to Class A Common Stockholders for diluted loss per share” is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants are dilutive.

Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(16,845)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	79,619

Basic and Diluted loss per share of Class A Common Stock	$(0.21)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the period presented as they were anti-dilutive.

Stock options	3,297
Stock appreciation rights	7,092
Restricted stock awards	2,238
Restricted stock units	9,585
Restricted stock units - founder’s award	9,258
Warrants	19,311
Earnouts	7,964
Combined Interests that can be converted into shares of Class A Common Stock	70,906
NOTE 7     — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows.

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$141,715	$143,964	$25,565	$29,265
Restricted cash included in Other current assets	316	1,083	270	270
Restricted cash included in Other assets	832	832	1,147	1,147
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$142,863	$145,879	$26,982	$30,682

The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its corporate office leases and cash deposits due to Legacy Nerdy LLC Holders. As of March 31, 2022 and December 31, 2021, the Company reported cash deposits of zero and $767, respectively, due to Legacy Nerdy Holders in exchange for their Historical Nerdy LLC Equity as “Other current assets” on the Condensed Consolidated Balance Sheets.
NOTE 8 — FIXED ASSETS, NET

	March 31, 2022	December 31, 2021
Fixed assets	$30,372	$28,467
Accumulated depreciation	(19,162)	(17,749)
	$11,210	$10,718
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported by the Company in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2022	2021
Amortization expense related to capitalized internal use software	Cost of revenue	$1,164	$1,133
Depreciation expense	General and administrative expenses	258	184
NOTE 9 — INTANGIBLE ASSETS, NET

	March 31, 2022			December 31, 2021
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Trade names	$6,073	$(2,054)	$4,019	$6,073	$(1,913)	$4,160
Foreign currency translation adjustment	153	31	184	252	16	$268
	$6,226	$(2,023)	$4,203	$6,325	$(1,897)	$4,428
The following table presents amortization expense related to intangible assets reported by the Company in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2022	2021
Amortization expense related to intangible assets	General and administrative expenses	$157	$268
NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes.
The Company has issued and outstanding Warrants and Earnouts to non-employees (see Note 1). The Warrants and Earnouts held by non-employees are not in the scope of ASC Topic 718, “Compensation - Stock Compensation” and are classified as derivative liabilities under ASC Topic 480, “Distinguishing Liabilities from Equity” or ASC Topic 815, “Derivatives and Hedging.” Derivative warrant and earnout liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheet.
At both March 31, 2022 and December 31, 2021, the number of Warrants and Earnouts contracts issued and outstanding to non-employees was 19,122 and 7,655, respectively.
The following table presents the balance sheet location and fair value of the Company’s derivative liability instruments on a gross basis, none of which are designated as hedging instruments under ASC Topic 815.

	Balance Sheet Location	March 31, 2022	December 31, 2021
Non-employee Warrants	Other liabilities	$22,373	$17,210
Non-employee Earnouts	Other liabilities	27,345	21,466
		$49,718	$38,676
The following table presents the effects of the Company’s derivative instruments on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2022. The Company did not have derivative instruments outstanding during the three months ended March 31, 2021.

	Statement of Operations Location
Non-employee Warrants	Unrealized loss on derivatives	$5,163
Non-employee Earnouts	Unrealized loss on derivatives	5,879
		$11,042
NOTE 11 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	March 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-employee Warrants	$22,373	$10,530	$11,843	$—	$17,210	$8,100	$9,110	$—
Non-employee Earnouts	27,345	—	—	27,345	21,466	—	—	21,466
	$49,718	$10,530	$11,843	$27,345	$38,676	$8,100	$9,110	$21,466
The Company holds certain items that are required to be disclosed at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company’s calculation of the fair value of liabilities associated with Public Warrants issued to non-employees was calculated using the market approach based upon the quoted market price of Nerdy Inc.’s Public Warrants at the end of each period. The Company’s calculation of the fair value of liabilities associated with the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees was calculated based upon the quoted price for similar liabilities (the Public Warrants issued to non-employees) in active markets at the end of each period. As such, the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees are classified as Level 2. For additional information, see Note 10.
The fair value of liabilities associated with the non-employee Earnouts was measured on a recurring basis using the Monte Carlo Option Pricing Method. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity measured on a recurring basis.

Balance, December 31, 2021	$21,466
Mark-to-market loss on non-employee Earnouts	5,879
Balance, March 31, 2022	$27,345
The fair value of each non-employee Earnout was estimated using the Monte Carlo Option Pricing Method at the end of each reporting period. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimated the volatility of the non-employee Earnouts based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the non-employee Earnouts. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the non-employee Earnouts. The expected life of the non-employee Earnouts was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.

The following table presents the assumptions used to remeasure the fair value of outstanding non-employee Earnouts liabilities for the periods presented.

	March 31, 2022	December 31, 2021
Expected term (in years)	4.48	4.72
Stock price	$5.09	$4.50
Expected stock price volatility	70.0%	65.0%
Risk-free interest rate	2.4%	1.2%
Expected Dividends	—%	—%
Fair Value (per earnout)	$3.57	$2.80
The Company’s financial assets and liabilities also include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets and goodwill during the three months ended March 31, 2022 and 2021.
NOTE 12 — LEASES
In connection with the adoption of ASUs 2016-02 and 2018-11 (see Note 2), the Company updated its policy for recognizing leases under ASC Topic 842. A summary of the updated policy is included below. Prior to January 1, 2022, the Company accounted for leases under ASC Topic 840, “Leases.”
Lease Portfolio
The Company leases office space in St. Louis, MO and in Tempe, AZ through operating lease agreements. Additionally, the Company subleases its Tempe, AZ office space as a result of a sublease agreement entered into in 2020. The Company has no finance lease agreements. The lease in St. Louis, MO has a remaining term of 17 months. The lease and sublease in Tempe, AZ each have a remaining term of approximately three years. The Company makes payments to the lessor of the office space in Tempe, AZ, while receiving payments from the sublessee.
Lease Policy
The Company determines if an arrangement is a lease at its inception. When the arrangements include lease and non-lease components, the Company accounts for them as a single lease component. Leases with an initial term of less than 12 months are not reported on the balance sheet, but rather recognized as lease expense on a straight-line basis over the lease term. Arrangements may include options to extend or terminate the lease arrangement. These options are included in the lease term used to establish ROU assets and lease liabilities when it is reasonably certain they will be exercised. The Company will reassess expected lease terms based on changes in circumstances that indicate options may be more or less likely to be exercised.
The Company has lease arrangements that include variable rental payments. The future variability of these payments and adjustments are unknown and therefore are not included in minimum rental payments used to determine the ROU assets and lease liabilities. The Company has lease arrangements where it makes separate payments to the lessor based on the lessor's common area maintenance expenses, property and casualty insurance costs, property taxes assessed on the property, and other variable expenses. As the Company has elected the practical expedient not to separate lease and non-lease components, these variable amounts are captured in operating lease expense in the period in which they are incurred. Variable rental payments are recognized in the period in which their associated obligation is incurred. Sublease income is recognized in the period in which the income is earned.
As most of the Company’s lease arrangements do not provide an implicit interest rate, an incremental borrowing rate (“IBR”) is applied in determining the present value of future payments. The Company’s IBR is selected based upon information available at the lease commencement date, and represents the Company's estimate of an interest rate that it would be able to obtain from a lender to borrow, on a collateralized basis, over a similar term to obtain an asset of similar value in a similar economic environment.
The ROU assets are reported as “Other assets,” and lease liabilities are reported as “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term and is included in “General and administrative expenses” in the Condensed Consolidated Statement of Operations. Variable lease expense and sublease income are included in “General and administrative expenses” in the Condensed Consolidated Statement of Operations.

Impact of Adoption
The Company utilized the cumulative effect adjustment method of adoption and, accordingly, recorded ROU assets and lease liabilities of $4,154 and $4,870, respectively, on the balance sheet at January 1, 2022. The Company elected the following practical expedients in accordance with ASC Topic 842:
•Reassessment elections — The Company elected the package of practical expedients, and did not reassess whether any existing contracts are or contain a lease, provided a lease analysis was conducted under ASC Topic 840. To the extent leases were identified under ASC Topic 840, the Company did not reassess the classification of those leases. Additionally, to the extent initial direct costs were capitalized under ASC Topic 840 and are not amortized as a result of the implementation of ASC Topic 842, they were not reassessed.
•Short-term lease election — ASC Topic 842 allows lessees an option to not recognize ROU assets and lease liabilities arising from short-term leases. A short-term lease is defined as a lease with an initial term of 12 months or less. The Company elected to not recognize short-term leases as ROU assets and lease liabilities on the balance sheet. All short-term leases which are not included on the Company’s balance sheet will be recognized within lease expense. Leases that have an initial term of 12 months or less with an option for renewal will need to be assessed in order to determine if the lease qualifies for the short-term lease exception. If the option is reasonably certain to be exercised, the lease does not qualify as a short-term lease.
•Lease vs non-lease components — The Company elected to combine future lease and non-lease components as a single component and the total consideration for the arrangements will be accounted for as a lease.
The following table presents the balance sheet location of the Company’s operating leases.

March 31, 2022
ROU assets
Other assets	$3,809

Lease liabilities:
Other current liabilities	$1,648
Other liabilities	2,970
Total lease liabilities	$4,618
The following table presents maturities of the Company’s operating lease liabilities as of March 31, 2022, presented under ASC Topic 842.

March 31, 2022
Remaining 2022	$1,334
2023	1,622
2024	1,273
2025	644
2026	—
Thereafter	—
Total future minimum payments	$4,873
Less: Implied interest	255
Total lease liabilities	$4,618

The following table presents future minimum rental payments under the Company’s noncancelable operating lease agreements as of December 31, 2021, presented under ASC Topic 840.

2022	$1,749
2023	1,599
2024	1,250
2025	632
2026	—
Thereafter	—
Total	$5,230
The following table presents supplemental operations statement information related to the Company’s operating leases and sublease agreements for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2022	2021 (a)
Operating lease expense	General and administrative expenses	$385	$267
Variable lease expense	General and administrative expenses	17	—
Sublease income	General and administrative expenses	(250)	(103)
(a)Rent expense and sublease income as reported under ASC Topic 840.
As of March 31, 2022, the weighted-average remaining lease term and the weighted-average IBR of the Company’s operating leases was approximately 2.65 years and 2.96%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $292 for the three months ended March 31, 2022.
NOTE 13 — RELATED PARTIES
Amounts Due to Legacy Nerdy Holders
As of December 31, 2021, the Company reported amounts due to Legacy Nerdy LLC Holders of $841 in exchange for their Historical Nerdy LLC Equity as “Due to legacy Nerdy holders” on the Condensed Consolidated Balance Sheet. The Company paid the amounts due to Legacy Nerdy Holders during the three months ended March 31, 2022, and there was no liability reported on the Condensed Consolidated Balance sheet as of March 31, 2022.
Tax Receivable Agreement
In connection with the Reverse Recapitalization, Nerdy Inc. entered into a tax receivable agreement with certain Legacy Nerdy Holders (the “TRA Holders”) (the “Tax Receivable Agreement”). The Tax Receivable Agreement generally provides for the payment by Nerdy Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax that Nerdy Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the Reverse Recapitalization as a result of: (i) certain increases in tax basis that occur as a result of (A) the Reverse Recapitalization (including as a result of cash received in the Reverse Recapitalization and debt repayment occurring in connection with the Reverse Recapitalization) or (B) exercises of the redemption or call rights set forth in the Nerdy LLC agreement; and (ii) imputed interest deemed to be paid by Nerdy Inc. as a result of, and additional basis arising from, any payments Nerdy makes under the Tax Receivable Agreement. Nerdy Inc. will retain the benefit of the remaining 15% of these net cash savings. If Nerdy Inc. elects to terminate the Tax Receivable Agreement early, Nerdy Inc. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it to the TRA Holders under the Tax Receivable Agreement (based upon certain valuation assumptions and deemed events set forth in the Tax Receivable Agreement). If a change of control occurs, the Tax Receivable Agreement will remain in effect with respect to each TRA Holder (provided that certain valuation assumptions, including that there will be sufficient income to utilize all tax attributes covered by the Tax Receivable Agreement, will be utilized to determine the payments to be made under the Tax Receivable Agreement), unless such TRA Holder elects (or the representative of the TRA Holders causes all of the TRA Holders to elect) to receive its early termination payment in connection with the change of control transaction. During the three months ended March 31, 2022, the Company amended the Tax Receivable Agreement to change the applicable rates used in the Tax Receivable Agreement from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). The transition from LIBOR to SOFR did not have a material impact on the valuation of the Tax Receivable Agreement or the Company’s financial statements.

$331,808 of cash was paid to TRA Holders at the Closing of the Reverse Recapitalization, which resulted in a gross potential Tax Receivable Agreement liability of $98,116 assuming: (i) a share price equal to $10.00 per share, (ii) a constant federal income tax rate of 21.0% and a state tax rate of 3.6%, (net of the federal benefit), (iii) no material changes in tax law, (iv) the ability to utilize tax attributes, and (v) future tax receivable agreement payments. Nerdy Inc. has not recognized any liability under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. No payments were made to the TRA Holders pursuant to the Tax Receivable Agreement during the three months ended March 31, 2022. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.
If the Tax Receivable Agreement was terminated at March 31, 2022, Nerdy Inc. would recognize an additional deferred tax asset of approximately $143,741 and an additional Tax Receivable Agreement liability of approximately $122,180, assuming (i) a price of $5.09 per share (the closing price of the Company’s Class A Common Stock as of March 31, 2022), (ii) a constant corporate tax rate of 24.6%, (iii) that Nerdy Inc. will have sufficient taxable income to fully utilize the tax benefits, and (iv) no material changes in relevant tax law.
NOTE 14 — REDEEMABLE PREFERRED UNITS OF NERDY LLC
For the three months ended March 31, 2021, Nerdy LLC had historical Class B and Class C redeemable preferred units (respectively, the “Class B Units” and the “Class C Units”) issued and outstanding. The Class B and Class C units were exchanged for cash, Class A Common Stock, or Class B Common Stock, and OpCo Units in connection with the Reverse Recapitalization on September 20, 2021. The following table summarizes the changes to Nerdy LLC’s historical Class B and Class C Units for the three months ended March 31, 2021. The Company recast the historical Nerdy LLC redeemable preferred units outstanding for the period presented, reflecting the exchange ratio of 1-for-0.64. The historical Nerdy LLC redeemable preferred units disclosed in this note give effect to the conversion for all periods presented, without any change to par value or per unit amounts. The Company has not made retroactive adjustments related to the historical book values of the historical Nerdy LLC redeemable preferred units as the adjustments were considered immaterial.

As Of and For The Three Months Ended March 31, 2021
Class B Units, value
Beginning of period and end of period	$259,638
Class C Units, value
Beginning of period and end of period	$119,158
Class B Units, units
Beginning of period and end of period	25,920
Class C Units, units
Beginning of period and end of period	11,895

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein and our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). In addition, the following discussion and analysis of Nerdy Inc.’s financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in the section entitled “Item1A. Risk Factors” in the 2021 Annual Report and under the section “Cautionary Note On Forward-Looking Statements” below. Unless otherwise stated or the context otherwise indicates, all references in the succeeding paragraphs to “Nerdy,” “the Company,” “us,” “our” or “we” mean Nerdy Inc. and its consolidated subsidiaries.
OVERVIEW
We operate a platform for live online learning. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including one-on-one instruction, small group tutoring, small group classes, large format group classes, and adaptive self-study. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Its solutions are available directly to Learners, as well as through schools and other institutions. Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our offerings include Varsity Tutors for Schools, a product suite that leverages our platform capabilities to offer our online learning solutions directly to education systems, and StarCourses, our free celebrity-led, live large group classes.
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
As a result of the business combination and related transactions (the “Reverse Recapitalization”), Nerdy LLC merged with a wholly-owned subsidiary of Nerdy Inc., with Nerdy LLC surviving such merger. Nerdy Inc. is a holding company that has no material assets other than its ownership interests in Nerdy LLC and its indirect interests in the subsidiaries of Nerdy LLC, and has no independent means of generating revenue or cash flow. Members of Nerdy LLC are the legacy holders of Nerdy LLC historical common and preferred equity (the “Legacy Nerdy Holders”) and Nerdy Inc.
The financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and following the Reverse Recapitalization on September 20, 2021, a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”). For the three months ended March 31, 2021, $5,726 thousand of the consolidated net losses of Nerdy LLC were attributable to the Legacy Nerdy Holders to reflect their absorption of 100% of the consolidated net losses of Nerdy LLC pertaining to the period prior to the Reverse Recapitalization.
For additional information on the Reverse Recapitalization, see Note 1 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item I of this report.
Lease Accounting
On January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” At adoption, we recognized right-of-use assets and lease liabilities of $4,154 thousand and $4,870 thousand, respectively, on the balance sheet at January 1, 2022. For additional information regarding the ASUs, refer to Notes 2 and 12 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
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
The education system in the U.S. is under tremendous stress, creating an environment with immense opportunity for transformation. While COVID-19 accelerated and amplified some of the acute challenges that existed before the pandemic, adding incremental headwinds in the process, it also created an environment where new solutions to these challenges are both welcome and actively being pursued. In addition, with recent advancements in technology, like the learning solutions Nerdy offers, transforming the way people learn has never been more possible. We believe we are at the beginning of a long-term and durable shift in the way supplemental learning will be delivered - a shift that we believe will persist for years to come.
Inflation
Our financial results have been impacted by wage inflation and other inflationary pressures that have occurred in connection with (i) the economic recovery from the COVID-19 pandemic and (ii) the conflict in Ukraine and the subsequent economic sanctions. We continuously explore the best pricing of our services and will consider future pricing actions to offset these inflationary pressures.
KEY FINANCIAL AND OPERATING METRICS
We monitor the following key financial and operating metrics to evaluate the growth of our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The below metrics exclude the legacy Veritas LLC business and EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”) (collectively, the “Legacy Businesses”) and our subscription service, VT+.
“Active Learner(s)” is defined as the unique number of Learners attending a paid one-on-one instruction, a paid group class, or a paid group tutoring session in a given period. Variations in the number of Active Learners are due to changes in demand for our solutions, seasonality, testing schedules, and the launch of new products and learning formats and therefore is a key indicator of our ability to attract and engage learners. The following table summarizes the number of Active Learners for the periods presented.

	Three Months Ended March 31,		Change
Active Learners in ones; favorable/(unfavorable)	2022	2021	%
Active Learners	73,578	47,231	56%
“Revenue per Active Learner” is calculated as revenue divided by the number of Active Learners in a given year or period. The following table summarizes Revenue per Active Learner for the periods presented:

	Three Months Ended March 31,		Change
dollars in ones; favorable/(unfavorable)	2022	2021	%
Revenue per Active Learner	$638	$732	(13)%
“Sessions” is defined as the total number of one-on-one sessions, the number of paid group class registrants in a given period, and the number of paid group tutoring session attendees. The following table summarizes total Sessions for the periods presented.

	Three Months Ended March 31,		Change
Sessions in thousands; favorable/(unfavorable)	2022	2021	%
Sessions	748	477	57%
“Sessions Taught per Active Expert” is calculated as the number of one-on-one sessions, the number of paid group classes, and the number of paid group tutoring sessions per active Expert in a given period. The following table summarizes Sessions Taught Per Active Expert for the periods presented.

	Three Months Ended March 31,		Change
Sessions Taught per Active Expert in ones: favorable/(unfavorable)	2022	2021	%
Sessions Taught per Active Expert	42	43	(2)%
“One-on-One Average Session Length” is defined as a session (e.g., an instructional meeting) between a single Learner and a single Expert in a one-on-one setting. The following table summarizes total One-on-One Average Session Length for the periods presented.

	Three Months Ended March 31,		Change
in hours; favorable/(unfavorable)	2022	2021	%
One-on-One Average Session Length	1.28	1.30	(2)%
RESULTS OF OPERATIONS

	Three Months Ended March 31,
dollars in thousands	2022	%	2021	%
Revenue	$46,925	100%	$34,565	100%
Cost of revenue	14,152	30%	11,192	32%
Gross Profit	32,773	70%	23,373	68%
Sales and marketing expenses	22,946	49%	14,582	42%
General and administrative expenses	30,509	65%	13,245	38%
Operating Loss	(20,682)	(44)%	(4,454)	(13)%
Unrealized loss on derivatives	11,042	(24)%	—	—%
Interest (income) expense, net	(7)	—%	1,237	4%
Other expense, net	17	—%	35	—%
Loss before Income Taxes	(31,734)	(68)%	(5,726)	(17)%
Income tax expense	13	—%	—	—%
Net Loss	(31,747)	(68)%	(5,726)	(17)%
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—%	(5,726)	(17)%
Net loss attributable to noncontrolling interests	(14,902)	(32)%	—	—%
Net Loss Attributable to Class A Common Stockholders	$(16,845)	(36)%	$—	—%

Revenue
Revenue for the three months ended March 31, 2022 was $46,925, an increase of 36% from $34,565 thousand during the same period in 2021. We continue to innovate and bring new products to market to deepen relationships with Learners, further extend our ability to reach new audiences, such as Professional and Learning Differences, and introduce new products including Varsity Tutors for Schools, all while increasing engagement among our Experts to drive meaningful top line revenue growth.
The following table sets forth our revenue by service category for the periods presented.

	Three Months Ended March 31,
dollars in thousands	2022	%	2021	%
One-on-one	$39,039	83%	$30,860	90%
Class and group	6,354	14%	1,850	5%
Other (a)	1,532	3%	1,855	5%
Revenue	$46,925	100%	$34,565	100%
(a)Other consists of the Legacy Businesses and other services.
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended March 31,		Change
dollars in thousands; favorable/(unfavorable)	2022	2021	$	%
Revenue	$46,925	$34,565	$12,360	36%
Cost of revenue	14,152	11,192	(2,960)	(26)%
Gross Profit	$32,773	$23,373	$9,400	40%
% Margin	70%	68%
Cost of revenue includes the cost of Experts performing instruction, amortization of capitalized technology costs, and other costs required to deliver instruction to Learners.
For the three months ended March 31, 2022, Cost of revenue increased $2,960 thousand to $14,152 thousand, or 26%, compared to the corresponding prior year period, primarily due to higher expert costs of $2,929 thousand due to higher session volume and incremental tutor costs related to Varsity Tutors for Schools.
Gross profit for the three months ended March 31, 2022 of $32,773 thousand increased by $9,400 thousand, or 40%, compared to the same period in 2021. Gross margin of 70% for three months ended March 31, 2022 was 220 bps higher than gross margin of 68% for the three months ended March 31, 2021. Gross profit increases were driven by growth across consumer one-on-one audiences, growth in our small group class and tutoring formats, and the introduction of new products, including Varsity Tutors for Schools.
Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended March 31,		Change
dollars in thousands; favorable/(unfavorable)	2022	2021	$	%
Sales and marketing expenses	$22,946	$14,582	$(8,364)	(57)%
General and administrative expenses	30,509	13,245	(17,264)	(130)%
Total operating expenses	$53,455	$27,827	$(25,628)	(92)%
Sales and Marketing
Sales and marketing expenses for the three months ended March 31, 2022 were $22,946 thousand, an increase of $8,364 thousand from $14,582 thousand in the same period in 2021. Sales and marketing expenses for the three months ended March 31, 2022 included stock-based compensation of $1,075 thousand. Excluding this impact, sales and marketing expenses increased $7,289, or 50%, as we continue to make investments in marketing, targeting new audiences and advertising in new formats, including television, to drive customer acquisition, brand awareness, and reach. We also made investments in establishing and growing our sales organization to support our institutional offering, Varsity Tutors for Schools. Marketing expenses may fluctuate from quarter to quarter based on consumption patterns that drive revenue levels, seasonality, and the timing of our investments in marketing activities.
General and Administrative
General and administrative expenses for the three months ended March 31, 2022 were $30,509 thousand, an increase of $17,264 thousand from $13,245 thousand in the same period in 2021. General and administrative expenses for the three months ended March 31, 2022 included non-cash stock based compensation of $11,415 thousand. General and administrative expenses for the three months ended March 31, 2021 included non-cash stock based compensation and transaction costs related to the Reverse Recapitalization of $502 thousand and $2,046 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $8,397 thousand, or 78%, as we accelerated investments in new product development which resulted in higher expenses. We are moving quickly to bring in new talent across engineering and product to drive new product innovation and growth. We are pleased with the progress filling key roles and have found that employees are attracted to our remote-first, mission-driven culture and orientation toward innovation. We have also continued to build and scale the institutional team and launch a new suite of product capabilities in the first quarter. In addition, our general and administrative expenses now reflect the increased finance, accounting, and legal costs of being a newly public company.
Unrealized Loss on Derivatives
Unrealized loss on derivatives was $11,042 thousand for the three months ended March 31, 2022 and related to non-cash mark-to-market adjustments on our warrants and earnouts that were issued in connection with the Reverse Recapitalization. Of the loss recognized in the current year period, $5,163 thousand and $5,879 thousand related to warrants and earnouts, respectively. For additional information on our warrants and earnouts. see Note 10 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
Interest (Income) Expense, Net
Interest income was $7 thousand for the three months ended March 31, 2022, compared to interest expense of $1,237 thousand for the three months ended March 31, 2021. This decrease in interest expense, net was driven by the repayment in full of our previously outstanding principal balance under our loan and security agreement in connection with the Closing of the Reverse Recapitalization on September 20, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents totaling $141,715 thousand and $143,964 thousand, respectively. We have incurred cumulative losses from our operations, and we expect to incur additional losses in the future. Our operations have historically been financed primarily through capital contributions and debt financings. To the extent we continue to generate negative operating cash flows, we expect that operations will continue to be financed primarily by cash on hand and possible equity issuances and debt financings, as necessary. We are using the proceeds received from the Reverse Recapitalization to fund our operating cash needs, for continued investments in our growth strategies, and to achieve expected profitability by the end of 2023.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand, cash flows from operations, and possible future equity issuances and debt financings will be sufficient to satisfy these future requirements.
Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. For information on our lease obligations and the amount and timing of future payments, see Note 12 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report As of March 31, 2022, we had no debt obligations.

The following table sets forth our cash flows.

	Three Months Ended March 31,
dollars in thousands	2022	2021
Cash used in:
Operating activities	$(931)	$(2,415)
Investing activities	(1,264)	(848)
Financing activities	(816)	(444)
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	(5)	7
Net decrease in Cash, Cash equivalents, and Restricted Cash	$(3,016)	$(3,700)
Operating Activities
Cash used in operating activities for the three months ended March 31, 2022 decreased $1,484 thousand compared to the same period in 2021, driven by increased bookings and collections, lower interest paid of $1,056 thousand, and favorable changes in the timing of payments in accounts payable. These impacts were partially offset by targeted investments in new products and solutions, including Varsity Tutors for Schools, marketing, and new talent hires across engineering and product to drive new product innovation and growth. In addition, cash used in operating activities for the current year period reflects the increased finance, accounting, and legal costs of being a newly public company.
Investing Activities
Cash used in investing activities was $1,264 thousand and $848 thousand for the three months ended March 31, 2022 and 2021, respectively. Cash used in investing activities relate to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
Three months ended March 31, 2022
Cash used in financing activities for the three months ended March 31, 2022 was $816 thousand, which primarily related to payments made to Legacy Nerdy Holders in connection with the Reverse Recapitalization.
Three months ended March 31, 2021
Cash used in financing activities for the three months ended March 31, 2021 was $444 thousand, which related to the payment of Reverse Recapitalization costs.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the United States Securities and Exchange Commission (the “SEC”) on February 28, 2022. There have been no significant changes to our critical accounting policies and estimates since December 31, 2021.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 2 within “Notes to Condensed Consolidated Financial Statements” in Part 1, Item 1 of this report for a discussion regarding recently issued accounting standards.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Additionally, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “approximately,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “seeks,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our financial condition, results of operations, and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:

•our limited operating history, which makes it difficult to predict our future financial and operating results;
•our history of net losses;
•risks associated with our intellectual property, including claims that we infringe on a third party’s intellectual property rights;
•risks associated with our classification of some individual and entities we contract with as independent contractors;
•risks associated with the liquidity and trading of our securities;
•risks associated with payments that we may be required to make under the tax receivable agreement;
•risks associated with the terms of our warrants;
•litigation, regulatory and reputational risks arising from the fact that many of our learners are minors;
•our lack of an effective control environment that meets accounting and reporting requirements;
•changes in applicable laws or regulations;
•the possibility of cyber-related incidents and their related impacts on our business and results of operations;
•the possibility that COVID-19 may adversely affect our results of operations, financial position, and cash flows;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•risks associated with managing our rapid growth; and
•other risks and uncertainties included under “Risk Factors” within Part II, Item 1A of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
We expect to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of TPG’s Pace initial public offering, (b) in which we have total annual gross revenue of at least $1,070,000 thousand or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates equals or exceeds $700,000 thousand as of the prior June 30, or (2) the date on which we have issued more than $1,000,000 thousand in non-convertible debt securities during the prior three-year period.
SMALLER REPORTING COMPANY STATUS
We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect to remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our shares of Class A common stock held by non-affiliates exceeds $250,000 thousand as of the prior June 30, or (ii) our annual revenues exceeded $100,000 thousand during such completed fiscal year and the market value of our shares of Class A common stock held by non-affiliates exceeds $700,000 thousand as of the prior June 30.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Price Sensitivity
At both March 31, 2022 and December 31, 2021, we had Warrant and Earnout contracts issued and outstanding to non-employees of 19,122 thousand and 7,655 thousand, respectively. As of March 31, 2022 and December 31, 2021, a hypothetical 10% adverse change in the price of our public warrants would have increased the fair value of the liabilities related to these warrant contracts by approximately $2,237 thousand and $1,721 thousand, respectively. As of March 31, 2022 and December 31, 2021, a hypothetical 10% adverse change in the price of the earnouts, which is impacted by the price of our Class A common stock, would have increased the fair value of the liabilities related to these earnout contracts by approximately $2,735 thousand and $2,147 thousand, respectively.
For additional information regarding our warrants and earnout contracts issued and outstanding to non-employees, refer to Notes 10 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Management, with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Material Weaknesses and Remediation Plans
We did not design and maintain an effective control environment that meets accounting and reporting requirements. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record, and disclose accounting matters commensurate with our accounting and reporting requirements and lacked related internal controls necessary to satisfy our accounting and financial reporting requirements.
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
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended March 31, 2022.
ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 28, 2022, as of and for the year ended December 31, 2021 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. The enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.
ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

3.2	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

10.1	Amendment No.1 to the Tax Receivable Agreement, dated March 25, 2022.

10.2	Amendment No.1 to the Second Amended and Restated Limited Liability Company Agreement of Nerdy LLC, dated March 14, 2022.

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2022.

31.2	Certification of Jason H. Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2022.

32.1	Certification of Charles Cohn and Jason H. Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2022.

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Nerdy Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nerdy Inc.

Date: May 16, 2022	By:	/s/ Jason H. Pello
Name: Jason H. Pello
Title: Chief Financial Officer