Form 10-Q
period 2022-06-30
Nerdy Inc.
filed 2022-08-15
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Class A common stock, par value $0.0001 per share - 91,471,340 shares of common stock as of August 8, 2022
Class B common stock, par value $0.0001 per share - 69,052,855 shares of common stock as of August 8, 2022

NERDY, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$42,186	$32,786	$89,111	$67,351
Cost of revenue	13,431	11,513	27,583	22,705
Gross Profit	28,755	21,273	61,528	44,646
Sales and marketing expenses	18,011	14,165	40,957	28,747
General and administrative expenses	32,751	14,527	63,260	27,772
Operating Loss	(22,007)	(7,419)	(42,689)	(11,873)
Unrealized gain on derivatives	(37,336)	—	(26,294)	—
Interest (income) expense, net	(5)	1,254	(12)	2,491
Other expense, net	57	58	74	93
Gain on extinguishment of debt	—	(8,395)	—	(8,395)
Earnings (Loss) before Income Taxes	15,277	(336)	(16,457)	(6,062)
Income tax expense	—	—	13	—
Net Earnings (Loss)	15,277	(336)	(16,470)	(6,062)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	(336)	—	(6,062)
Net earnings (loss) attributable to noncontrolling interests	6,582	—	(8,320)	—
Net Earnings (Loss) Attributable to Class A Common Stockholders	$8,695	$—	$(8,150)	$—

Earnings (Loss) per share of Class A Common Stock:
Basic	$0.10	$—	$(0.10)	$—
Diluted	$0.09	$—	$(0.10)	$—

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic	86,373	—	83,018	—
Diluted	88,600	—	83,018	—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Earnings (Loss)	$15,277	$(336)	$(16,470)	$(6,062)
Unrealized foreign currency translation adjustments	(183)	16	(256)	50
Total Comprehensive Income (Loss)	15,094	(320)	(16,726)	(6,012)
Comprehensive loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	(320)	—	(6,012)
Comprehensive income (loss) attributable to noncontrolling interests	6,503	—	(8,433)	—
Total Comprehensive Income (Loss) Attributable to Class A Common Stockholders	$8,591	$—	$(8,293)	$—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$120,976	$143,964
Accounts receivable, net	2,837	5,321
Other current assets	4,133	6,165
Total Current Assets	127,946	155,450
Fixed assets, net	11,697	10,718
Goodwill	5,717	5,717
Intangible assets, net	3,877	4,428
Other assets	4,408	832
Total Assets	$153,645	$177,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,320	$3,590
Deferred revenue	22,557	30,005
Due to legacy Nerdy holders	—	841
Other current liabilities	9,128	7,473
Total Current Liabilities	35,005	41,909
Other liabilities	15,112	39,431
Total Liabilities	50,117	81,340
Stockholders’ Equity
Class A common stock	9	8
Class B common stock	7	7
Additional paid-in capital	506,963	490,220
Accumulated deficit	(447,858)	(439,708)
Accumulated other comprehensive (loss) income	(7)	136
Total Stockholders’ Equity Excluding Noncontrolling Interests	59,114	50,663
Noncontrolling interests	44,414	45,142
Total Stockholders’ Equity	103,528	95,805
Total Liabilities and Stockholders’ Equity	$153,645	$177,145
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net Loss	$(16,470)	$(6,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	2,861	2,629
Amortization of intangibles	308	536
Unrealized gain on derivatives	(26,294)	—
Gain on extinguishment of debt	—	(8,395)
Stock-based compensation	23,344	1,004
Amortization of deferred debt charges	—	335
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	2,484	(967)
Decrease (increase) in other current assets	1,119	(435)
Decrease in other assets	580	11
(Decrease) increase in accounts payable	(270)	119
Increase in other current liabilities	248	65
Decrease in other liabilities	(653)	(102)
(Decrease) increase in deferred revenue	(7,448)	425
Net Cash Used In Operating Activities	(20,191)	(10,837)
Cash Flows From Investing Activities
Capital expenditures	(2,714)	(2,115)
Net Cash Used In Investing Activities	(2,714)	(2,115)
Cash Flows From Financing Activities
Payments to legacy Nerdy holders	(767)	—
Payments of reverse recapitalization costs	—	(1,606)
Other	(70)	—
Net Cash Used In Financing Activities	(837)	(1,606)
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(13)	11
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(23,755)	(14,547)
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	145,879	30,682
Cash, Cash Equivalents, and Restricted Cash, End of Period	$122,124	$16,135

Supplemental Cash Flow Information
Stock-based compensation included in capitalized internal use software	$1,168	$—
Purchase of fixed assets included in accounts payable	—	79
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(in thousands)

	Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

	Shares	Value	Shares	Value
March 31, 2022	84,677	$8	74,264	$7	$497,270	$(456,553)	$97	$36,208	$77,037
Net earnings	—	—	—	—	—	8,695	—	6,582	15,277
Stock-based compensation	—	—	—	—	9,723	—	—	1,694	11,417
Foreign currency translation	—	—	—	—	—	—	(104)	(79)	(183)
Activity under stock compensation plans	946	1	200	—	(21)	—	—	—	(20)
Conversion of combined interests into Class A common stock	5,849	—	(5,849)	—	3,005	—	—	(3,005)	—
Rebalancing of ownership percentage between parent and the noncontrolling interests	—	—	—	—	(3,014)	—	—	3,014	—
June 30, 2022	91,472	$9	68,615	$7	$506,963	$(447,858)	$(7)	$44,414	$103,528

December 31, 2021	83,913	$8	73,987	$7	$490,220	$(439,708)	$136	$45,142	$95,805
Net loss	—	—	—	—	—	(8,150)	—	(8,320)	(16,470)
Stock-based compensation	—	—	—	—	22,420	—	—	2,098	24,518
Foreign currency translation	—	—	—	—	—	—	(143)	(113)	(256)
Activity under stock compensation plans	1,710	1	477	—	(70)	—	—	—	(69)
Conversion of combined interests into Class A common stock	5,849	—	(5,849)	—	3,005	—	—	(3,005)	—
Rebalancing of ownership percentage between controlling and noncontrolling interests	—	—	—	—	(8,612)	—	—	8,612	—
June 30, 2022	91,472	$9	68,615	$7	$506,963	$(447,858)	$(7)	$44,414	$103,528

	Stockholders’ Deficit
	Class A Preferred Units		Class A-1 Preferred Units		Common Units		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

	Units	Value	Units	Value	Units	Value
March 31, 2021	5,060	$3,309	5,007	$3,398	54,761	$86	$7,335	$(418,109)	$330	$(403,651)
Net loss	—	—	—	—	—	—	—	(336)	—	(336)
Stock-based compensation	—	—	—	—	—	—	502	—	—	502
Foreign currency translation	—	—	—	—	—	—	—	—	16	16
June 30, 2021	5,060	$3,309	5,007	$3,398	54,761	$86	$7,837	$(418,445)	$346	$(403,469)

December 31, 2020	5,060	$3,309	5,007	$3,398	54,761	$86	$6,833	$(412,383)	$296	$(398,461)
Net loss	—	—	—	—	—	—	—	(6,062)	—	(6,062)
Stock-based compensation	—	—	—	—	—	—	1,004	—	—	1,004
Foreign currency translation	—	—	—	—	—	—	—	—	50	50
June 30, 2021	5,060	$3,309	5,007	$3,398	54,761	$86	$7,837	$(418,445)	$346	$(403,469)
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
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive income (loss), financial condition, cash flows, and stockholders’ equity (deficit) for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire year. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on net earnings (loss) or stockholders’ equity (deficit) as previously reported.
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
The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).” At both June 30, 2022 and December 31, 2021, the Company holds 22 of the total Warrants issued in connection with the Reverse Recapitalization.
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
Of the total shares and units issued as a result of the Reverse Recapitalization, there are 8,000 shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that will be subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock are not met within five years of the Reverse Recapitalization (assuming there is no change in control event) (the “Earnout(s)”). At both June 30, 2022 and December 31, 2021, the Company holds 36 of the total Earnouts issued in connection with the Reverse Recapitalization.
As of June 30, 2022, Legacy Nerdy Holders owned 65,257 OpCo Units, excluding Earnouts, equal to a 42.9% of the economic interest in Nerdy LLC, and 65,257 shares of Class B Common Stock, excluding Earnouts, which represents 42.9% of the combined voting power of Nerdy Inc., excluding Earnouts.
As of June 30, 2022, the public stockholders of Nerdy Inc., including certain Legacy Nerdy Holders, (i) owned 86,830 shares of Class A Common Stock, excluding earnouts, which represents 57.1% of the combined voting power of Nerdy Inc., excluding Earnouts, and 100% of the economic interest in Nerdy Inc., and (ii) through Nerdy Inc.’s ownership of 86,830 OpCo Units, indirectly hold 57.1% of the economic interest in Nerdy LLC.
In connection with the Reverse Recapitalization, Nerdy LLC incurred expenses of $830 and $4,664 during the three and six months ended June 30, 2021. Of the total costs incurred during the three months ended June 30, 2021, $340 were recorded as “General and administrative expenses” in the Condensed Consolidated Statement of Operations and $490 were recorded as a reduction of “Additional paid-in capital” at the Closing of the Reverse Recapitalization. Of the total costs incurred during the six months ended June 30, 2021, $2,386 were recorded as “General and administrative expenses” in the Condensed Consolidated Statement of Operations and $2,278 were recorded as a reduction of “Additional paid-in capital” at the Closing of the Reverse Recapitalization. Of the expenses that were recorded as a reduction of “Additional paid-in capital” at the Closing of the Reverse Recapitalization, $1,606 were paid by Nerdy LLC during the six months ended June 30, 2021. Nerdy LLC did not record any transaction expenses related to the Reverse Recapitalization during the three and six months ended June 30, 2022.
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
For the three and six months ended June 30, 2021, $336 and $6,062 of the consolidated net losses of Nerdy LLC were attributable to the Legacy Nerdy Holders to reflect their absorption of 100% of the consolidated net losses of Nerdy LLC pertaining to the periods prior to the Reverse Recapitalization.
In accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” the historical equity of Nerdy LLC has been recast for the three and six months ended June 30, 2021, to reflect the number of shares of Nerdy Inc.’s Class A Common Stock and Class B Common Stock issued to Legacy Nerdy Holders in connection with the Reverse Recapitalization. The Company recast the units outstanding related to the historical Nerdy LLC preferred units and common units (the “Historical Nerdy LLC Equity”) prior to the Reverse Recapitalization as common equity of Nerdy Inc., reflecting the exchange ratio of 1-for-0.64, pursuant to the Business Combination Agreement. The condensed consolidated financial statements and related notes thereto give effect to the conversion for the three and six months ended June 30, 2021, without any change to par value or per unit amounts. The condensed consolidated financial statements do not necessarily represent the capital structure of Nerdy Inc. had the Reverse Recapitalization occurred in prior periods. The Company has not made retroactive adjustments related to the historical book values of Historical Nerdy LLC Equity as the adjustments were considered immaterial.
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
Recently Issued
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU

2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This ASU is effective for the Company beginning January 1, 2023. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities, and other financial assets measured at fair value through other comprehensive income and beneficial interests in securitized financial assets. This ASU replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as a reduction in the amortized cost of the securities and provides for additional disclosure requirements. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU.
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
Recently Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires organizations that lease assets to recognize on the balance sheet the right-of-use (“ROU”) assets and lease liabilities for the rights and obligations created by those leases. This ASU also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, which provides entities with a new transition method where comparative periods presented in the financial statements in the period of adoption will not need to be restated. Under the new transition method, an entity initially applies the provisions of the standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted these ASUs on January 1, 2022, as required by the ASUs, and utilized the cumulative effect adjustment approach, which did not result in an adjustment to the Company’s opening balance of retained earnings. At adoption, the Company recognized ROU assets and lease liabilities of $4,154 and $4,870, respectively, on the balance sheet at January 1, 2022. The new standard did not materially impact the statements of operations, cash flows, or stockholders’ equity (deficit). Additionally, the Company provides expanded disclosures related to its leasing arrangements in accordance with these ASUs. For additional information, see Note 13.
NOTE 3 — NONCONTROLLING INTERESTS
As of June 30, 2022, Legacy Nerdy Holders owned 65,257 OpCo Units, excluding Earnouts, equal to 42.9% of the economic interest in Nerdy LLC, and 65,257 shares of Class B Common Stock, excluding Earnouts. As of December 31, 2021, Legacy Nerdy Holders owned 70,629 OpCo Units, excluding Earnouts, equal to 47.1% of the economic interest in Nerdy LLC, and 70,629 shares of Class B Common Stock, excluding Earnouts.
The OpCo Units and the shares of Class B Common Stock, together (the “Combined Interests”), may be redeemed at the option of the Legacy Nerdy Holders on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by Nerdy Inc. If Nerdy Inc. elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than five business days after the redemption notice date. Upon the redemption of the OpCo Units and Class B Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be canceled. After each conversion, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders is adjusted to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
Nerdy Inc. owned 57.1% and 52.9% of the outstanding OpCo Units as of June 30, 2022 and December 31, 2021, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portion of the consolidated net loss of Nerdy LLC, which the Legacy Nerdy Holders absorbed, was allocated to NCI during the three and six months ended June 30, 2022. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders is rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.

The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the three and six months ended June 30, 2022. OpCo Units of Nerdy LLC were not outstanding during the three and six months ended June 30, 2021.

	As Of and For The Three Months Ended June 30, 2022	As Of and For The Six Months Ended June 30, 2022
OpCo Units
Nerdy Inc.
Beginning of period	80,035	79,271
Conversion of Combined Interests into Class A Common Stock	5,849	5,849
Vesting of equity awards	946	1,710
End of period	86,830	86,830
Legacy Nerdy Holders
Beginning of period	70,906	70,629
Conversion of Combined Interests into Class A Common Stock	(5,849)	(5,849)
Vesting of equity awards	200	477
End of period	65,257	65,257
Total
Beginning of period	150,941	149,900
Conversion of Combined Interests into Class A Common Stock	—	—
Vesting of equity awards	1,146	2,187
End of period	152,087	152,087
Ownership Percentage
Nerdy Inc.
Beginning of period	53.0%	52.9%
End of period	57.1%	57.1%
Legacy Nerdy Holders
Beginning of period	47.0%	47.1%
End of period	42.9%	42.9%
NOTE 4 — REVENUE
The following table presents the Company’s revenue by service category for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	%	2021	%	2022	%	2021	%
One-on-one	$35,972	85%	$28,800	88%	$75,011	84%	$59,660	89%
Class and group	5,488	13%	2,560	8%	11,842	13%	4,410	6%
Other (a)	726	2%	1,426	4%	2,258	3%	3,281	5%
Revenue	$42,186	100%	$32,786	100%	$89,111	100%	$67,351	100%
(a)Other consists of the legacy Veritas Prep LLC business and EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”) and other services.
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

	June 30, 2022	December 31, 2021
Accounts receivable, net	$2,837	$5,321
Deferred revenue	$22,557	$30,005
“Accounts receivable, net”, is reported net of reserves of $543 and $477 as of June 30, 2022 and December 31, 2021, respectively.
NOTE 5 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. Nerdy Inc. is also subject to taxes in foreign jurisdictions. The taxes related to these foreign jurisdictions were immaterial for the three and six months ended June 30, 2022. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of June 30, 2022.
The effective tax rate was 0.00% and (0.08)% for the three and six months ended June 30, 2022, respectively. The effective tax rates in both periods differed significantly from the statutory rates primarily as a result of changes in the valuation allowance and income tax expense (benefit) attributable to the NCI. Income tax expense reported for the six months ended June 30, 2022 represents amounts owed to state authorities.
For the periods prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, its net taxable income (loss) and any related tax credits were allocated to its members.
NOTE 6 — EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net earnings (loss) per share of Class A Common Stock for the three and six months ended June 30, 2022, the periods where the Company had Class A and Class B Common Stock outstanding. Class B Common Stock does not have economic rights in Nerdy Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share of Class B Common Stock has not been presented for the three and six months ended June 30, 2022. Earnouts do not participate in earnings or losses, but are eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc., and as a result, are considered participating securities for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share is computed using the two-class method. Under the two-class method, net earnings attributable to Class A Common Stock are allocated to Class A Common Stock and Earnouts as if all of the net earnings for the period had been distributed.
As discussed in Note 1, the Company recast Historical Nerdy LLC Equity as Nerdy Inc. common equity for the three and six months ended June 30, 2021. However, as 100% of the net losses of Nerdy LLC prior to the Reverse Recapitalization were absorbed by the Legacy Nerdy Holders, basic and diluted loss per share is zero for the three and six months ended June 30, 2021 and is not presented.
Basic earnings (loss) per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A Common Stock used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights, restricted stock awards, restricted stock units, Warrants, and Earnouts, if any, using the “treasury stock” method and for the Combined Interests that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. “Net earnings (loss) attributable to Class A Common Stockholders for diluted earnings (loss) per share” is adjusted for the Nerdy Inc.’s share of Nerdy LLC’s consolidated net earnings (loss), net of Nerdy Inc. taxes, after giving effect to dilutive securities. In addition, “Net earnings (loss) attributable to Class A Common Stockholders for diluted earnings (loss) per share” is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants are dilutive.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net Earnings (Loss) Attributable to Class A Common Stockholders	$8,695	$(8,150)
Less: Undistributed net earnings attributable to participating securities	440	—
Net earnings (loss) attributable to Class A Common Stockholders for basic earnings (loss) per share	$8,255	$(8,150)
Add: Reallocation of net earnings attributable to Class A Common Stockholders as a result of the impact of dilutive securities (a)	16	—
Add: Reallocation of undistributed net earnings from participating securities to Class A Common Stockholders as a result of the impact of dilutive securities (b)	9	—
Net earnings (loss) attributable to Class A Common Stockholders for diluted earnings (loss) per share	$8,280	$(8,150)

Weighted-average shares for basic earnings (loss) per share	86,373	83,018
Effect of dilutive securities:
Stock appreciation rights	766	—
Restricted stock units	1,461	—
Total dilutive securities	2,227	—
Weighted-average shares of Class A Common Stock for diluted earnings (loss) per share	88,600	83,018

Basic earnings (loss) per share of Class A Common Stock	$0.10	$(0.10)
Diluted earnings (loss) per share of Class A Common Stock	$0.09	$(0.10)
(a)For the three months ended June 30, 2022, the reallocation of net earnings attributable to Class A Common Stockholders as a result of the dilutive impact of restricted stock awards, stock appreciation rights, and restricted stock units for diluted earnings per share was $(76), $31, and $61, respectively. The underlying equity of restricted stock awards is Class B Common Stock, and therefore, net earnings is reallocated away from the Class A Common Stockholders and to the NCI for diluted earnings per share after giving effect to the dilutive impact of restricted stock awards.
(b)For the three months ended June 30, 2022, the reallocation of undistributed net earnings from participating securities to Class A Common Stockholders as a result of the dilutive impact of restricted stock awards, stock appreciation rights, and restricted stock units for diluted earnings per share was $4, $2, and $3, respectively.
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share for the periods presented as they were anti-dilutive.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Stock options	1,084	1,084
Stock appreciation rights	5,116	6,916
Restricted stock awards	83	1,556
Restricted stock units	7,428	18,278
Restricted stock units - founder’s award	9,258	9,258
Warrants	19,311	19,311
Earnouts	7,964	7,964
Combined Interests that can be converted into shares of Class A Common Stock	65,257	65,257

NOTE 7 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows.

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$120,976	$143,964	$14,718	$29,265
Restricted cash included in Other current assets	316	1,083	270	270
Restricted cash included in Other assets	832	832	1,147	1,147
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$122,124	$145,879	$16,135	$30,682
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its corporate office leases and cash deposits due to Legacy Nerdy Holders. As of June 30, 2022 and December 31, 2021, the Company reported cash deposits of zero and $767, respectively, due to Legacy Nerdy Holders in exchange for their Historical Nerdy LLC Equity as “Other current assets” on the Condensed Consolidated Balance Sheets.
NOTE 8 — FIXED ASSETS, NET

	June 30, 2022	December 31, 2021
Fixed assets	$32,297	$28,467
Accumulated depreciation	(20,600)	(17,749)
	$11,697	$10,718
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported by the Company in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2022	2021	2022	2021
Amortization expense related to capitalized internal use software	Cost of revenue	$1,169	$1,112	$2,333	$2,245
Depreciation expense	General and administrative expenses	270	200	528	384
NOTE 9 — INTANGIBLE ASSETS, NET

	June 30, 2022			December 31, 2021
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Trade names	$6,073	$(2,205)	$3,868	$6,073	$(1,913)	$4,160
Foreign currency translation adjustment	(109)	118	9	252	16	$268
	$5,964	$(2,087)	$3,877	$6,325	$(1,897)	$4,428
The following table presents amortization expense related to intangible assets reported by the Company in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2022	2021	2022	2021
Amortization expense related to intangible assets	General and administrative expenses	$151	$268	$308	$536

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes.
The Company has issued and outstanding Warrants and Earnouts to non-employees (see Note 1). The Warrants and Earnouts held by non-employees are not in the scope of ASC Topic 718, “Compensation—Stock Compensation” and are classified as derivative liabilities under ASC Topic 480, “Distinguishing Liabilities from Equity” or ASC Topic 815, “Derivatives and Hedging.” Derivative warrant and earnout liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.
At both June 30, 2022 and December 31, 2021, the number of Warrants and Earnouts contracts issued and outstanding to non-employees was 19,122 and 7,655, respectively.
The following table presents the balance sheet location and fair value of the Company’s derivative liability instruments on a gross basis, none of which are designated as hedging instruments under ASC Topic 815.

	Balance Sheet Location	June 30, 2022	December 31, 2021
Non-employee Warrants	Other liabilities	$5,766	$17,210
Non-employee Earnouts	Other liabilities	6,616	21,466
		$12,382	$38,676
The following table presents the effects of the Company’s derivative instruments on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022. The Company did not have derivative instruments outstanding during the three and six months ended June 30, 2021.

	Statement of Operations Location	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Non-employee Warrants	Unrealized gain on derivatives	$(16,607)	$(11,444)
Non-employee Earnouts	Unrealized gain on derivatives	(20,729)	(14,850)
		$(37,336)	$(26,294)
NOTE 11 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	June 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-employee Warrants	$5,766	$2,714	$3,052	$—	$17,210	$8,100	$9,110	$—
Non-employee Earnouts	6,616	—	—	6,616	21,466	—	—	21,466
	$12,382	$2,714	$3,052	$6,616	$38,676	$8,100	$9,110	$21,466
The Company holds certain items that are required to be disclosed at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company’s calculation of the fair value of liabilities associated with Public Warrants issued to non-employees was calculated using the market approach based upon the quoted market price of Nerdy Inc.’s Public Warrants at the end of each period. The Company’s calculation of the fair value of liabilities associated with the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees was based upon the quoted price for similar liabilities (the Public Warrants issued to non-employees) in active markets at the end of each period. As such, the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees are classified as Level 2. For additional information, see Note 10.
The fair value of liabilities associated with the non-employee Earnouts was measured on a recurring basis using the Monte Carlo Option Pricing Method. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity measured on a recurring basis.

Balance, December 31, 2021	$21,466
Mark-to-market gain on non-employee Earnouts	(14,850)
Balance, June 30, 2022	$6,616
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

	June 30, 2022	December 31, 2021
Expected term (in years)	4.23	4.72
Stock price	$2.13	$4.50
Expected stock price volatility	70.0%	65.0%
Risk-free interest rate	3.0%	1.2%
Expected Dividends	—%	—%
Fair Value (per earnout)	$0.86	$2.80
The Company’s financial assets and liabilities also include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets and goodwill during the three and six months ended June 30, 2022 or 2021.
NOTE 12 — LONG-TERM DEBT
CARES Act Promissory Note
On April 16, 2020, Nerdy LLC applied for and received a promissory note (the “Promissory Note”) under the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) in the amount of $8,293. The Promissory Note was scheduled to mature on April 16, 2022 and bore a 1.00% interest rate. Nerdy LLC applied for forgiveness of the Promissory Note and on June 30, 2021, Nerdy LLC received notice from the Small Business Administration (the “SBA”) that the Promissory Note and accrued interest of $102 was forgiven in full. In connection with the forgiveness of the Promissory Note, Nerdy LLC recorded a gain of $8,395, which was reported as “Gain on extinguishment of debt” in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.
NOTE 13 — LEASES
In connection with the adoption of ASUs 2016-02 and 2018-11 (see Note 2), the Company updated its policy for recognizing leases under ASC Topic 842. A summary of the updated policy is included below. Prior to January 1, 2022, the Company accounted for leases under ASC Topic 840, “Leases.”
Lease Portfolio
The Company leases office space in St. Louis, MO and in Tempe, AZ through operating lease agreements. Additionally, the Company subleases its Tempe, AZ office space as a result of a sublease agreement entered into in 2020. The Company has no finance lease agreements. The lease in St. Louis, MO has a remaining term of 14 months. The lease and sublease in Tempe, AZ each have a remaining term of approximately three years. The Company makes payments to the lessor of the office space in Tempe, AZ, while receiving payments from the sublessee.
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
The Company has lease arrangements that include variable rental payments. The future variability of these payments and adjustments are unknown and therefore are not included in minimum rental payments used to determine the ROU assets and lease liabilities. The Company has lease arrangements where it makes separate payments to the lessor based on the lessor’s common area maintenance expenses, property and casualty insurance costs, property taxes assessed on the property, and other variable expenses. As the Company has elected the practical expedient not to separate lease and non-lease components, these variable amounts are captured in lease expense in the period in which they are incurred. Variable rental payments are recognized in the period in which their associated obligation is incurred. Sublease income is recognized in the period in which the income is earned.
As most of the Company’s lease arrangements do not provide an implicit interest rate, an incremental borrowing rate (“IBR”) is applied in determining the present value of future payments. The Company’s IBR is selected based upon information available at the lease commencement date, and represents the Company’s estimate of an interest rate that it would be able to obtain from a lender to borrow, on a collateralized basis, over a similar term to obtain an asset of similar value in a similar economic environment.
The ROU assets are reported as “Other assets,” and lease liabilities are reported as “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term and is included in “General and administrative expenses” in the Condensed Consolidated Statements of Operations. Variable lease expense and sublease income are included in “General and administrative expenses” in the Condensed Consolidated Statements of Operations.
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

The following table presents the balance sheet location of the Company’s operating leases.

June 30, 2022
ROU assets
Other assets	$3,576

Lease liabilities:
Other current liabilities	$1,675
Other liabilities	2,545
Total lease liabilities	$4,220
The following table presents maturities of the Company’s operating lease liabilities as of June 30, 2022, presented under ASC Topic 842.

June 30, 2022
Remaining 2022	$897
2023	1,622
2024	1,273
2025	644
2026	—
Thereafter	—
Total future minimum payments	$4,436
Less: Implied interest	216
Total lease liabilities	$4,220
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

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2022	2021 (a)	2022	2021 (a)
Operating lease expense	General and administrative expenses	$385	$263	$770	$530
Variable lease expense	General and administrative expenses	33	—	50	—
Sublease income	General and administrative expenses	(250)	(104)	(500)	(207)
(a)Rent expense and sublease income as reported under ASC Topic 840.
As of June 30, 2022, the weighted-average remaining lease term and the weighted-average IBR of the Company’s operating leases was approximately 2.56 years and 3.09%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $733 for the six months ended June 30, 2022.

NOTE 14 — RELATED PARTIES
Amounts Due to Legacy Nerdy Holders
As of December 31, 2021, the Company reported amounts due to Legacy Nerdy LLC Holders of $841 in exchange for their Historical Nerdy LLC Equity as “Due to legacy Nerdy holders” on the Condensed Consolidated Balance Sheet. The Company paid the amounts due to Legacy Nerdy Holders during the six months ended June 30, 2022, and there was no liability reported on the Condensed Consolidated Balance sheet as of June 30, 2022.
Tax Receivable Agreement
In connection with the Reverse Recapitalization, Nerdy Inc. entered into a tax receivable agreement with certain Legacy Nerdy Holders (the “TRA Holder(s)”) (the “Tax Receivable Agreement”). The Tax Receivable Agreement generally provides for the payment by Nerdy Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax that Nerdy Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the Reverse Recapitalization as a result of: (i) certain increases in tax basis that occur as a result of (A) the Reverse Recapitalization (including as a result of cash received in the Reverse Recapitalization and debt repayment occurring in connection with the Reverse Recapitalization) or (B) exercises of the redemption or call rights set forth in the Nerdy LLC operating agreement; and (ii) imputed interest deemed to be paid by Nerdy Inc. as a result of, and additional basis arising from, any payments Nerdy Inc. makes under the Tax Receivable Agreement. Nerdy Inc. will retain the benefit of the remaining 15% of these net cash savings. If Nerdy Inc. elects to terminate the Tax Receivable Agreement early, Nerdy Inc. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it to the TRA Holders under the Tax Receivable Agreement (based upon certain valuation assumptions and deemed events set forth in the Tax Receivable Agreement). If a change of control occurs, the Tax Receivable Agreement will remain in effect with respect to each TRA Holder (provided that certain valuation assumptions, including that there will be sufficient income to utilize all tax attributes covered by the Tax Receivable Agreement, will be utilized to determine the payments to be made under the Tax Receivable Agreement), unless such TRA Holder elects (or the representative of the TRA Holders causes all of the TRA Holders to elect) to receive its early termination payment in connection with the change of control transaction. During the six months ended June 30, 2022, the Company amended the Tax Receivable Agreement to, among other things, change the applicable rates used in the Tax Receivable Agreement from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). The transition from LIBOR to SOFR did not have a material impact on the valuation of the Tax Receivable Agreement or the Company’s financial statements.
As of June 30, 2022, Nerdy Inc. has not recognized a liability of $108,024 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three and six months ended June 30, 2022. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.
If the Tax Receivable Agreement was terminated at June 30, 2022, Nerdy Inc. would recognize an additional deferred tax asset of approximately $67,094 and an additional Tax Receivable Agreement liability of approximately $59,382, assuming (i) a price of $2.13 per share (the closing price of the Company’s Class A Common Stock as of June 30, 2022), (ii) a constant corporate tax rate of 24.6%, (iii) that Nerdy Inc. will have sufficient taxable income to fully utilize the tax benefits, and (iv) no material changes in relevant tax law.
NOTE 15 — REDEEMABLE PREFERRED UNITS OF NERDY LLC
For the three and six months ended June 30, 2021, Nerdy LLC had historical Class B and Class C redeemable preferred units (respectively, the “Class B Units” and the “Class C Units”) issued and outstanding. The Class B Units and Class C Units were exchanged for cash, Class A Common Stock, or Class B Common Stock and OpCo Units in connection with the Reverse Recapitalization on September 20, 2021. The following table summarizes the changes to Nerdy LLC’s historical Class B and Class C Units for the three and six months ended June 30, 2021. The Company recast the historical Nerdy LLC redeemable preferred units outstanding for the periods presented, reflecting the exchange ratio of 1-for-0.64. The historical Nerdy LLC redeemable preferred units disclosed in this note give effect to the conversion for all periods presented, without any change to par value or per unit amounts. The Company has not made retroactive adjustments related to the historical book values of the historical Nerdy LLC redeemable preferred units as the adjustments were considered immaterial.

	As Of and For The Three Months Ended June 30, 2021	As Of and For The Six Months Ended June 30, 2021
Class B Units, value
Beginning of period and end of period	$259,638	$259,638
Class C Units, value
Beginning of period and end of period	$119,158	$119,158
Class B Units, units
Beginning of period and end of period	25,920	25,920
Class C Units, units
Beginning of period and end of period	11,895	11,895

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein and our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). In addition, the following discussion and analysis of Nerdy Inc.’s financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in the section entitled “Item 1A. Risk Factors” in the 2021 Annual Report and under the section “Cautionary Note On Forward-Looking Statements” below. Unless otherwise stated or the context otherwise indicates, all references in the succeeding paragraphs to “Nerdy,” “the Company,” “us,” “our” or “we” mean Nerdy Inc. and its consolidated subsidiaries.
OVERVIEW
We operate a platform for live online learning. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including one-on-one instruction, small group tutoring, small group classes, large format group classes, and adaptive self-study. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Its solutions are available directly to Learners, as well as through schools and other institutions. Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality, live online learning. Our offerings include Varsity Tutors for Schools, a product suite that leverages our platform capabilities to offer our online learning solutions directly to education systems, and StarCourses, our free celebrity-led, live large group classes.
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
The financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and following the Reverse Recapitalization on September 20, 2021, a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”). For the three and six months ended June 30, 2021, $336 thousand and $6,062 thousand, respectively, of the consolidated net losses of Nerdy LLC were attributable to the Legacy Nerdy Holders to reflect their absorption of 100% of the consolidated net losses of Nerdy LLC pertaining to the periods prior to the Reverse Recapitalization.
For additional information on the Reverse Recapitalization, see Note 1 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
Lease Accounting
On January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” At adoption, we recognized right-of-use assets and lease liabilities of $4,154 thousand and $4,870 thousand, respectively, on the balance sheet at January 1, 2022. For additional information regarding the adoption of these ASUs, refer to Notes 2 and 13 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
Seasonality of Our Business
We have experienced in the past, and expect to continue to experience seasonal fluctuations in our revenues and earnings due to Learner and institutional spending and consumption habits and the timing of the academic year. Historically, we experience lower than normal revenues during the summer when schools and universities are typically out of session in the United States (the “U.S.”) and when people more often travel for vacations and holidays. Due to seasonality, comparisons of our historical quarterly results of operations on a sequential basis may not provide meaningful insight into our overall financial performance.
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
The education system in the U.S. is under tremendous stress, creating an environment with immense opportunity for transformation. While COVID-19 accelerated and amplified some of the acute challenges that existed before the pandemic, adding incremental headwinds in the process, it also created an environment where new solutions to these challenges are both welcome and actively being pursued. In addition, with recent advancements in technology, like the learning solutions that we offer, transforming the way people learn has never been more possible. We believe we are at the beginning of a long-term and durable shift in the way supplemental learning will be delivered - a shift that we believe will persist for years to come.
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
KEY FINANCIAL AND OPERATING METRICS
We monitor the following key financial and operating metrics to evaluate the growth of our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The below metrics exclude the legacy Veritas Prep LLC business and EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”) (collectively, the “Legacy Businesses”) and our subscription service, VT+.
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

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
Active Learners in ones; favorable/(unfavorable)	2022	2021	%	2022	2021	%
Active Learners	73,976	54,206	36%	102,164	72,856	40%

“Revenue per Active Learner” is calculated as revenue divided by the number of Active Learners in a given year or period. The following table summarizes Revenue per Active Learner for the periods presented.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
dollars in ones; favorable/(unfavorable)	2022	2021	%	2022	2021	%
Revenue per Active Learner	$570	$605	(6)%	$872	$924	(6)%
“Sessions” is defined as the total number of one-on-one sessions, the number of paid group class registrants in a given period, and the number of paid group tutoring session attendees. The following table summarizes total Sessions for the periods presented.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
Sessions in thousands; favorable/(unfavorable)	2022	2021	%	2022	2021	%
Sessions	630	468	35%	1,374	945	45%
“Sessions Taught per Active Expert” is calculated as the number of one-on-one sessions, the number of paid group classes, and the number of paid group tutoring sessions per active Expert in a given period. The following table summarizes Sessions Taught Per Active Expert for the periods presented.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
Sessions Taught per Active Expert in ones: favorable/(unfavorable)	2022	2021	%	2022	2021	%
Sessions Taught per Active Expert	36	41	(12)%	62	69	(10)%
“One-on-One Average Session Length” is defined as a session (e.g., an instructional meeting) between a single Learner and a single Expert in a one-on-one setting. The following table summarizes total One-on-One Average Session Length for the periods presented.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
in hours; favorable/(unfavorable)	2022	2021	%	2022	2021	%
One-on-One Average Session Length	1.34	1.32	2%	1.29	1.31	(2)%

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
dollars in thousands	2022	%	2021	%	2022	%	2021	%
Revenue	$42,186	100%	$32,786	100%	$89,111	100%	$67,351	100%
Cost of revenue	13,431	32%	11,513	35%	27,583	31%	22,705	34%
Gross Profit	28,755	68%	21,273	65%	61,528	69%	44,646	66%
Sales and marketing expenses	18,011	42%	14,165	44%	40,957	46%	28,747	43%
General and administrative expenses	32,751	78%	14,527	44%	63,260	71%	27,772	41%
Operating Loss	(22,007)	(52)%	(7,419)	(23)%	(42,689)	(48)%	(11,873)	(18)%
Unrealized gain on derivatives	(37,336)	(88)%	—	—%	(26,294)	(30)%	—	—%
Interest (income) expense, net	(5)	—%	1,254	4%	(12)	—%	2,491	4%
Other expense, net	57	—%	58	—%	74	—%	93	—%
Gain on extinguishment of debt	—	—%	(8,395)	(26)%	—	—%	(8,395)	(13)%
Earnings (Loss) before Income Taxes	15,277	36%	(336)	(1)%	(16,457)	(18)%	(6,062)	(9)%
Income tax expense	—	—%	—	—%	13	—%	—	—%
Net Earnings (Loss)	15,277	36%	(336)	(1)%	(16,470)	(18)%	(6,062)	(9)%
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—%	(336)	(1)%	—	—%	(6,062)	(9)%
Net earnings (loss) attributable to noncontrolling interests	6,582	15%	—	—%	(8,320)	(9)%	—	—%
Net Earnings (Loss) Attributable to Class A Common Stockholders	$8,695	21%	$—	—%	$(8,150)	(9)%	$—	—%
Revenue
Revenue for the three months ended June 30, 2022 was $42,186 thousand, an increase of 29% from $32,786 thousand during the same period in 2021. Revenue for the six months ended June 30, 2022 was $89,111 thousand, an increase of 32% from $67,351 thousand during the same period in 2021. We continue to deliver strong and durable revenue growth across both our consumer and institutional offerings as we capitalize on prior investments in product development and execute against the long-term education trends towards ‘always on’ learning. We are seeing lower demand for enrichment classes this summer, consistent with heightened travel; however, consumer 1-on-1 academic and professional audiences continued to show strength.
The following table sets forth our revenue by service category for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
dollars in thousands	2022	%	2021	%	2022	%	2021	%
One-on-one	$35,972	85%	$28,800	88%	$75,011	84%	$59,660	89%
Class and group	5,488	13%	2,560	8%	11,842	13%	4,410	6%
Other (a)	726	2%	1,426	4%	2,258	3%	3,281	5%
Revenue	$42,186	100%	$32,786	100%	$89,111	100%	$67,351	100%
(a)Other consists of the Legacy Businesses and other services.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
dollars in thousands; favorable/(unfavorable)	2022	2021	$	%	2022	2021	$	%
Revenue	$42,186	$32,786	$9,400	29%	$89,111	$67,351	$21,760	32%
Cost of revenue	13,431	11,513	(1,918)	(17)%	27,583	22,705	(4,878)	(21)%
Gross Profit	$28,755	$21,273	$7,482	35%	$61,528	$44,646	$16,882	38%
% Margin	68%	65%			69%	66%
Cost of revenue includes the cost of Experts performing instruction, amortization of capitalized technology costs, and other costs required to deliver instruction to Learners.
For the three months ended June 30, 2022, cost of revenue increased $1,918 thousand to $13,431 thousand, or 17%, compared to the corresponding prior year period, primarily due to higher expert costs of $1,860 thousand due to higher session volume and incremental tutor costs related to Varsity Tutors for Schools.
For the six months ended June 30, 2022, cost of revenue increased $4,878 thousand to $27,583 thousand, or 21%, compared to the corresponding prior year period, primarily due to higher expert costs of $4,790 thousand due to higher session volume and incremental tutor costs related to Varsity Tutors for Schools.
Gross profit for the three months ended June 30, 2022 of $28,755 thousand increased by $7,482 thousand, or 35%, compared to the same period in 2021. Gross margin of 68% for the three months ended June 30, 2022 was 328 basis points higher than gross margin of 65% for the three months ended June 30, 2021. Gross profit for the six months ended June 30, 2022 of $61,528 thousand increased by $16,882 thousand, or 38%, compared to the same period in 2021. Gross margin of 69% for the six months ended June 30, 2022 was 276 basis points higher than gross margin of 66% for the six months ended June 30, 2021. The increases in both current year periods were driven by growth across consumer one-on-one audiences and the addition of Varsity Tutors for Schools.
Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
dollars in thousands; favorable/(unfavorable)	2022	2021	$	%	2022	2021	$	%
Sales and marketing expenses	$18,011	$14,165	$(3,846)	(27)%	$40,957	$28,747	$(12,210)	(42)%
General and administrative expenses	32,751	14,527	(18,224)	(125)%	63,260	27,772	(35,488)	(128)%
Total operating expenses	$50,762	$28,692	$(22,070)	(77)%	$104,217	$56,519	$(47,698)	(84)%
Sales and Marketing
Sales and marketing expenses for the three months ended June 30, 2022 were $18,011 thousand, an increase of $3,846 thousand from $14,165 thousand in the same period in 2021. Sales and marketing expenses for the three months ended June 30, 2022 included stock-based compensation of $970 thousand. Excluding this impact, sales and marketing expenses increased $2,876 thousand, or 20%. In the second quarter of 2022, we began to moderate the level of third-party marketing spend, yielding efficiencies in our consumer business. We continued to make investments in our institutional sales and go-to-market organization in support of Varsity Tutors for Schools, and expect to grow into these investments as revenue grows faster than expenses heading into the 2022-2023 academic school year.
Sales and marketing expenses for the six months ended June 30, 2022 were $40,957 thousand, an increase of $12,210 thousand from $28,747 thousand in the same period in 2021. Sales and marketing expenses for the six months ended June 30, 2022 included stock-based compensation of $2,045 thousand. Excluding this impact, sales and marketing expenses increased $10,165 thousand, or 35%, as we continued to make investments in marketing, targeting new audiences and advertising in new formats to drive customer acquisition, brand awareness, and reach. We also continued to make investments in our institutional sales and go-to-market organization in support of Varsity Tutors for Schools, and expect to grow into these investments as revenue grows faster than expenses heading into the 2022-2023 academic school year. These impacts were partially offset by the moderation of third-party marketing spend in the second quarter of 2022, which yielded efficiencies in our consumer business.
General and Administrative
General and administrative expenses for the three months ended June 30, 2022 were $32,751 thousand, an increase of $18,224 thousand from $14,527 thousand in the same period in 2021. General and administrative expenses for the three months ended June 30, 2022 included non-cash stock based compensation of $9,884 thousand. General and administrative expenses for the three months ended June 30, 2021 included non-cash stock based compensation and transaction costs related to the Reverse Recapitalization of $502 thousand and $340 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $9,182 thousand, or 67%.
General and administrative expenses for the six months ended June 30, 2022 were $63,260 thousand, an increase of $35,488 thousand from $27,772 thousand in the same period in 2021. General and administrative expenses for the six months ended June 30, 2022 included non-cash stock based compensation of $21,299 thousand. General and administrative expenses for the six months ended June 30, 2021 included non-cash stock based compensation and transaction costs related to the Reverse Recapitalization of $1,004 thousand and $2,386 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $17,579 thousand, or 72%,
These increases in both current year periods were a result of prior investments in new product development and administrative expenses related to being a public company. New product development investments have allowed us to launch a new suite of products, including Learning Memberships and our Teacher Assigned and On Demand institutional offerings. During the second quarter, we began to slow the level of corporate hiring. As we gain leverage from prior investments in product development and from the build out of the organization to support Varsity Tutors for Schools, we will reassess the level and pace of investments in new talent.
Unrealized Gain on Derivatives
During the three and six months ended June 30, 2022, we recognized net gains of $37,336 thousand and $26,294 thousand, respectively, related to non-cash mark-to-market adjustments on our warrants and earnouts that were issued in connection with the Reverse Recapitalization. Of the net gains recognized in the three months ended June 30, 2022, $16,607 thousand and $20,729 thousand related to warrants and earnouts, respectively. Of the net gains recognized in the six months ended June 30, 2022, $11,444 thousand and $14,850 thousand related to warrants and earnouts, respectively. For additional information on our warrants and earnouts, see Note 10 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
Interest (Income) Expense, Net
Interest income was $5 thousand for the three months ended June 30, 2022, compared to interest expense, net of $1,254 thousand for the three months ended June 30, 2021. Interest income was $12 thousand for the six months ended June 30, 2022, compared to interest expense, net of $2,491 thousand for the six months ended June 30, 2021. These decreases were driven by the repayment in full of our previously outstanding principal balance under our loan and security agreement in connection with the Closing of the Reverse Recapitalization on September 20, 2021.
Gain on Extinguishment of Debt
Gain on extinguishment of debt was $8,395 thousand for the three and six months ended June 30, 2021. On April 16, 2020, Nerdy LLC applied for and received a promissory note (the “Promissory Note”) under the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) in the amount of $8,293 thousand. In the second quarter of 2021, Nerdy LLC applied for forgiveness of the Promissory Note and on June 30, 2021, it received notice from the Small Business Administration that the Promissory Note and accrued interest of $102 thousand was forgiven in full. Accordingly, the Company recognized a gain on the Promissory Note forgiveness of $8,395 thousand in the three and six months ended June 30, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents totaling $120,976 thousand and $143,964 thousand, respectively. We have incurred cumulative losses from our operations, and we expect to incur additional losses in the future. Our operations have historically been financed primarily through capital contributions and debt financings. To the extent we continue to generate negative operating cash flows, we expect that operations will continue to be financed primarily by cash on hand and possible equity issuances and debt financings, as necessary. We are using the proceeds received from the Reverse Recapitalization to fund our operating and investing cash needs, for continued investments in our growth strategies, and to achieve expected profitability by the end of 2023.

Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand, cash flows from operations, and possible future equity issuances and debt financings will be sufficient to satisfy these future requirements.
Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. For information on our lease obligations and the amount and timing of future payments, see Note 13 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report. As of June 30, 2022, we had no debt obligations.
The following table sets forth our cash flows.

	Six Months Ended June 30,
dollars in thousands	2022	2021
Cash used in:
Operating activities	$(20,191)	$(10,837)
Investing activities	(2,714)	(2,115)
Financing activities	(837)	(1,606)
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	(13)	11
Net decrease in Cash, Cash equivalents, and Restricted Cash	$(23,755)	$(14,547)
Operating Activities
Cash used in operating activities for the six months ended June 30, 2022 increased $9,354 thousand compared to the same period in 2021, primarily driven by targeted investments in new products and solutions, including Varsity Tutors for Schools, and marketing; new talent hires across engineering and product to drive new product innovation and growth; and unfavorable changes in working capital as we transition from selling packages to Learnings Memberships. In addition, cash used in operating activities for the current year period reflects the increased finance, accounting, and legal costs of being a public company. These negative impacts were partially offset by favorable changes in the timing of collections of accounts receivable and lower interest paid of $2,136 thousand in the current year period.
Investing Activities
Cash used in investing activities was $2,714 thousand and $2,115 thousand for the six months ended June 30, 2022 and 2021, respectively. Cash used in investing activities related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
Six months ended June 30, 2022
Cash used in financing activities for the six months ended June 30, 2022 was $837 thousand, which primarily related to payments made to Legacy Nerdy Holders in connection with the Reverse Recapitalization.
Six months ended June 30, 2021
Cash used in financing activities for the six months ended June 30, 2021 was $1,606 thousand, which related to payments of Reverse Recapitalization costs.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2022. There have been no significant changes to our critical accounting policies and estimates since December 31, 2021.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 2 within “Notes to Condensed Consolidated Financial Statements” in Part 1, Item 1 of this report for a discussion regarding recently issued and adopted accounting standards.

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
•risks associated with managing our rapid growth; and
•other risks and uncertainties included under “Risk Factors” within Part II, Item 1A of this report and in our 2021 Annual Report filed with the SEC on February 28, 2022.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
EMERGING GROWTH COMPANY STATUS
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-

binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
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
We expect to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of TPG’s Pace initial public offering, (b) in which we have total annual gross revenue of at least $1,070,000 thousand, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock and Class B common stock that are held by non-affiliates equals or exceeds $700,000 thousand as of the prior June 30 or (2) the date on which we have issued more than $1,000,000 thousand in non-convertible debt securities during the prior three-year period. Based upon the facts and circumstances that exist as of June 30, 2022, we will remain an emerging growth company for our Annual Report on Form 10-K for the year ended December 31, 2022 and for our quarterly reports in the 2023 interim periods.
SMALLER REPORTING COMPANY STATUS
We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect to remain a smaller reporting company at the last day of the fiscal year as long as (i) the market value of our shares of Class A common stock and Class B common stock held by non-affiliates is less than $250,000 thousand as of the prior June 30, or (ii) our annual revenues are less than $100,000 thousand during the prior fiscal year and the market value of our shares of Class A common stock and Class B common stock held by non-affiliates is less than $700,000 thousand as of the prior June 30. Based upon the facts and circumstances that exist as of June 30, 2022, we will remain a smaller reporting company for our Annual Report on Form 10-K for the year ended December 31, 2022 and for our quarterly reports in the 2023 interim periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Price Sensitivity
At both June 30, 2022 and December 31, 2021, we had warrant and earnout contracts issued and outstanding to non-employees of 19,122 thousand and 7,655 thousand, respectively. As of June 30, 2022 and December 31, 2021, a hypothetical 10% adverse change in the price of our public warrants would have increased the fair value of the liabilities related to these warrant contracts by approximately $576 thousand and $1,721 thousand, respectively. As of June 30, 2022 and December 31, 2021, a hypothetical 10% adverse change in the price of the earnouts, which is impacted by the price of our Class A common stock, would have increased the fair value of the liabilities related to these earnout contracts by approximately $662 thousand and $2,147 thousand, respectively.
For additional information regarding our warrants and earnout contracts issued and outstanding to non-employees, refer to Notes 10 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Management, with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended June 30, 2022.
ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 28, 2022, as of and for the year ended December 31, 2021 (the “2021 Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the 2021 Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. The enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.
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

†10.1
Consulting Agreement, Departure Agreement, and General Release, dated May 13, 2022, by and between Ian Clarkson and Nerdy Inc., Nerdy LLC, Varsity Tutors LLC, Veritas Prep LLC, and Live Learning Technologies Shared Resources LLC.

†10.2	First Amendment to the Nerdy Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on May 5, 2022 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2022.

31.2	Certification of Jason H. Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2022.

32.1	Certification of Charles Cohn and Jason H. Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2022.

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
†    These exhibits constitute management contracts, compensatory plans, and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Nerdy Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nerdy Inc.

Date: August 15, 2022	By:	/s/ Jason H. Pello
Name: Jason H. Pello
Title: Chief Financial Officer