Form 10-Q
period 2022-09-30
Nerdy Inc.
filed 2022-11-14
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Class A common stock, par value $0.0001 per share - 93,241,837 shares of common stock as of November 7, 2022
Class B common stock, par value $0.0001 per share - 69,210,801 shares of common stock as of November 7, 2022

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$31,752	$31,298	$120,863	$98,649
Cost of revenue	9,835	10,639	37,418	33,344
Gross Profit	21,917	20,659	83,445	65,305
Sales and marketing expenses	16,195	18,773	57,152	47,520
General and administrative expenses	33,409	59,902	96,669	87,674
Operating Loss	(27,687)	(58,016)	(70,376)	(69,889)
Unrealized loss (gain) on derivatives, net	4,521	(11,342)	(21,773)	(11,342)
Interest (income) expense, net	(7)	1,286	(19)	3,777
Other expense, net	75	8,446	149	8,539
Loss (gain) on extinguishment of debt, net	—	1,278	—	(7,117)
Loss before Income Taxes	(32,276)	(57,684)	(48,733)	(63,746)
Income tax expense	22	35	35	35
Net Loss	(32,298)	(57,719)	(48,768)	(63,781)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	(17,484)	—	(23,546)
Net loss attributable to noncontrolling interests	(13,782)	(18,960)	(22,102)	(18,960)
Net Loss Attributable to Class A Common Stockholders	$(18,516)	$(21,275)	$(26,666)	$(21,275)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.21)	$(0.27)	$(0.32)	$(0.27)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	87,714	79,233	84,601	79,233
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Loss	$(32,298)	$(57,719)	$(48,768)	$(63,781)
Foreign currency translation adjustments	(146)	(84)	(402)	(34)
Total Comprehensive Loss	(32,444)	(57,803)	(49,170)	(63,815)
Comprehensive loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	(17,521)	—	(23,533)
Comprehensive loss attributable to noncontrolling interests	(13,844)	(18,982)	(22,277)	(18,982)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(18,600)	$(21,300)	$(26,893)	$(21,300)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$106,382	$143,964
Accounts receivable, net	3,600	5,321
Other current assets	4,218	6,165
Total Current Assets	114,200	155,450
Fixed assets, net	12,546	10,718
Goodwill	5,717	5,717
Intangible assets, net	3,566	4,428
Other assets	3,590	832
Total Assets	$139,619	$177,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,596	$3,590
Deferred revenue	20,933	30,005
Due to legacy Nerdy holders	—	841
Other current liabilities	9,926	7,473
Total Current Liabilities	36,455	41,909
Other liabilities	19,247	39,431
Total Liabilities	55,702	81,340
Stockholders’ Equity
Class A common stock	9	8
Class B common stock	7	7
Additional paid-in capital	514,617	490,220
Accumulated deficit	(466,374)	(439,708)
Accumulated other comprehensive (loss) income	(91)	136
Total Stockholders’ Equity Excluding Noncontrolling Interests	48,168	50,663
Noncontrolling interests	35,749	45,142
Total Stockholders’ Equity	83,917	95,805
Total Liabilities and Stockholders’ Equity	$139,619	$177,145
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net Loss	$(48,768)	$(63,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	4,368	3,957
Amortization of intangibles	454	804
Unrealized gain on derivatives, net	(21,773)	(11,342)
Gain on extinguishment of debt, net	—	(7,117)
Stock-based compensation	35,502	38,515
Amortization of deferred debt charges	—	493
Gain on asset dispositions	—	(3)
Reverse recapitalization costs allocated to warrants and earnouts	—	1,604
Other changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	1,721	(1,712)
Decrease (increase) in other current assets	1,252	(1,154)
Decrease in other assets	882	18
Increase in accounts payable	2,006	525
(Decrease) increase in deferred revenue	(9,072)	7,114
Increase in other current liabilities	998	12,737
Decrease in other liabilities	(1,040)	(607)
Net Cash Used In Operating Activities	(33,470)	(19,949)
Cash Flows From Investing Activities
Capital expenditures	(4,339)	(3,769)
Net Cash Used In Investing Activities	(4,339)	(3,769)
Cash Flows From Financing Activities
Proceeds from reverse recapitalization, net	—	558,324
Payments to legacy Nerdy holders	(767)	(299,317)
Payments of reverse recapitalization costs	—	(16,712)
Proceeds from loan and security agreement	—	11,000
Repayment of loan and security agreement	—	(50,000)
Payments of debt extinguishment costs	—	(1,607)
Other	(96)	—
Net Cash (Used In) Provided By Financing Activities	(863)	201,688
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	7	2
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(38,665)	177,972
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	145,879	30,682
Cash, Cash Equivalents, and Restricted Cash, End of Period	$107,214	$208,654

Supplemental Cash Flow Information
Stock-based compensation included in capitalized internal use software	$1,870	$—
Purchase of fixed assets included in accounts payable	—	174
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	Nerdy Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

	Shares	Value	Shares	Value
June 30, 2022	91,472	$9	68,615	$7	$506,963	$(447,858)	$(7)	$44,414	$103,528
Net loss	—	—	—	—	—	(18,516)	—	(13,782)	(32,298)
Stock-based compensation	—	—	—	—	12,391	—	—	468	12,859
Foreign currency translation adjustments	—	—	—	—	—	—	(84)	(62)	(146)
Activity under stock compensation plans	1,770	—	533	—	(26)	—	—	—	(26)
Rebalancing of ownership percentage between parent and the noncontrolling interests	—	—	—	—	(4,711)	—	—	4,711	—
September 30, 2022	93,242	$9	69,148	$7	$514,617	$(466,374)	$(91)	$35,749	$83,917

December 31, 2021	83,913	$8	73,987	$7	$490,220	$(439,708)	$136	$45,142	$95,805
Net loss	—	—	—	—	—	(26,666)	—	(22,102)	(48,768)
Stock-based compensation	—	—	—	—	34,811	—	—	2,566	37,377
Foreign currency translation adjustments	—	—	—	—	—	—	(227)	(175)	(402)
Activity under stock compensation plans	3,480	1	1,010	—	(96)	—	—	—	(95)
Conversion of combined interests into Class A common stock	5,849	—	(5,849)	—	3,005	—	—	(3,005)	—
Rebalancing of ownership percentage between controlling and noncontrolling interests	—	—	—	—	(13,323)	—	—	13,323	—
September 30, 2022	93,242	$9	69,148	$7	$514,617	$(466,374)	$(91)	$35,749	$83,917

	Nerdy Inc. Stockholders’ Equity
	Class A Preferred Units		Class A-1 Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

	Units	Value	Units	Value	Units	Value	Shares	Value	Shares	Value
June 30, 2021	5,060	$3,309	5,007	$3,398	54,761	$86	$—	$—	$—	$—	$7,837	$(418,445)	$346	$—	$(403,469)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(17,484)	—	—	(17,484)
Stock-based compensation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	447	—	—	—	447
Foreign currency translation adjustments attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	(37)
Reverse recapitalization, net	(5,060)	(3,309)	(5,007)	(3,398)	(54,761)	(86)	83,875	8	73,971	7	450,847	—	(152)	26,147	470,064
Net loss after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(21,275)	—	(18,960)	(40,235)
Stock-based compensation after to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	34,110	—	—	2,954	37,064
Foreign currency translation adjustments after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(25)	(22)	(47)
September 30, 2021	—	$—	—	$—	—	$—	83,875	$8	73,971	$7	$493,241	$(457,204)	$132	$10,119	$46,303

December 31, 2020	5,060	$3,309	5,007	$3,398	54,761	$86	—	$—	—	$—	$6,833	$(412,383)	$296	$—	$(398,461)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(23,546)	—	—	(23,546)
Stock-based compensation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	1,451	—	—	—	1,451
Foreign currency translation adjustments attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	13	—	13
Reverse recapitalization, net	(5,060)	(3,309)	(5,007)	(3,398)	(54,761)	(86)	83,875	8	73,971	7	450,847	—	(152)	26,147	470,064
Net loss after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(21,275)	—	(18,960)	(40,235)
Stock-based compensation after to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	34,110	—	—	2,954	37,064
Foreign currency translation adjustments after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(25)	(22)	(47)
September 30, 2021	—	$—	—	$—	—	$—	83,875	$8	73,971	$7	$493,241	$(457,204)	$132	$10,119	$46,303
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
Immediately following the Reverse Recapitalization, Nerdy Inc. had the following securities issued and outstanding: (i) 83,875 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), including Earnouts (as defined below), (ii) 73,971 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), including Earnouts, and (iii) 17,281 warrants, each exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. The shares of Class B Common Stock are owned by the Legacy Nerdy Holders, have voting rights only, and have no dividend or economic rights. The Company does not intend to list its Class B Common Stock on any stock exchange.
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
The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).” At both September 30, 2022 and December 31, 2021, the Company holds 22 of the total Warrants issued in connection with the Reverse Recapitalization.
Of the total shares and units issued as a result of the Reverse Recapitalization, there are 8,000 shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that will be subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock are not met within five years of the Reverse Recapitalization (assuming there is no change in control event) (the “Earnout(s)”). At both September 30, 2022 and December 31, 2021, the Company holds 36 of the total Earnouts issued in connection with the Reverse Recapitalization.
As part of the Reverse Recapitalization, Nerdy Inc. contributed all of its assets (other than the OpCo Units it then held) to Nerdy LLC in exchange for additional OpCo Units and OpCo Warrants. Nerdy LLC, as a result of the contribution by Nerdy Inc., received proceeds of $558,324 during the nine months ended September 30, 2021 ($557,574 during the year ended December 31, 2021 after the remaining TPG Pace transaction expenses were paid). Nerdy LLC used these proceeds during the nine months ended September 30, 2021 to (i) pay cash consideration of $299,317 to Legacy Nerdy Holders ($336,846 after the remaining cash was paid to Legacy Nerdy Holders in the fourth quarter of 2021 and the first quarter of 2022), (ii) pay transaction fees and expenses of $22,974 ($29,636 during the year ended December 31, 2021 after the remaining fees and expenses were paid), and (iii) repay $52,343 of outstanding principal, interest, and other charges under its Loan and Security Agreement (the “LSA”). The remaining funds were contributed to Nerdy LLC’s balance sheet.
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
As of September 30, 2022, Legacy Nerdy Holders owned 65,790 OpCo Units, excluding Earnouts, equal to 42.6% of the economic interest in Nerdy LLC, and 65,790 shares of Class B Common Stock, excluding Earnouts, which represents 42.6% of the combined voting power of Nerdy Inc., excluding Earnouts.
As of September 30, 2022, the public stockholders of Nerdy Inc., including certain Legacy Nerdy Holders, (i) owned 88,600 shares of Class A Common Stock, excluding Earnouts, which represents 57.4% of the combined voting power of Nerdy Inc., excluding Earnouts, and 100% of the economic interest in Nerdy Inc., and (ii) through Nerdy Inc.’s ownership of 88,600 OpCo Units, indirectly hold 57.4% of the economic interest in Nerdy LLC.
In connection with the Reverse Recapitalization, Nerdy LLC incurred expenses of $24,972 and $29,636 during the three and nine months ended September 30, 2021, respectively. Of the total costs incurred during the three months ended September 30, 2021, $7,216 were recorded as “General and administrative expenses” in the Condensed Consolidated Statement of Operations and $17,756 were recorded as a reduction of “Additional paid-in capital” at the Closing of the Reverse Recapitalization. Of the total costs incurred during the nine months ended September 30, 2021, $9,602 were recorded as “General and administrative expenses” in the Condensed Consolidated Statement of Operations and $20,034 were recorded as a reduction of “Additional paid-in capital” at the Closing of the Reverse Recapitalization. Of the expenses that were recorded as a reduction of “Additional paid-in capital” at the Closing of the Reverse Recapitalization, $16,712 were paid by Nerdy LLC during the nine months ended September 30, 2021. Nerdy LLC did not record any transaction expenses related to the Reverse Recapitalization during the three and nine months ended September 30, 2022.
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
In accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, the historical equity of Nerdy LLC has been recast for the three and nine months ended September 30, 2021, to reflect the number of shares of Nerdy Inc.’s Class A Common Stock and Class B Common Stock issued to Legacy Nerdy Holders in connection with the Reverse Recapitalization. The Company recast the units outstanding related to the historical Nerdy LLC preferred units and common units (the “Historical Nerdy LLC Equity”) prior to the Reverse Recapitalization as common equity of Nerdy Inc., reflecting the exchange ratio of 1-for-0.64, pursuant to the Business Combination Agreement. The condensed consolidated financial statements and related notes thereto give effect to the conversion for the three and nine months ended September 30, 2021, without any change to par value or per unit amounts. The condensed consolidated financial statements do not necessarily represent the capital structure of Nerdy Inc. had the Reverse Recapitalization occurred in prior periods. The Company has not made retroactive adjustments related to the historical book values of Historical Nerdy LLC Equity as the adjustments were considered immaterial.
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
Recently Issued
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This ASU is effective for the Company beginning January 1, 2023. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables, as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities, and other financial assets measured at fair value through other comprehensive income and beneficial interests in securitized financial assets. This ASU replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as a reduction in the amortized cost of the securities, and provides for additional disclosure requirements. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU.
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
NOTE 3 — NONCONTROLLING INTERESTS
As of September 30, 2022, Legacy Nerdy Holders owned 65,790 OpCo Units, excluding Earnouts, equal to 42.6% of the economic interest in Nerdy LLC, and 65,790 shares of Class B Common Stock, excluding Earnouts. As of December 31, 2021, Legacy Nerdy Holders owned 70,629 OpCo Units, excluding Earnouts, equal to 47.1% of the economic interest in Nerdy LLC, and 70,629 shares of Class B Common Stock, excluding Earnouts.
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

Nerdy Inc. owned 57.4% and 52.9% of the outstanding OpCo Units as of September 30, 2022 and December 31, 2021, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portion of the consolidated net losses of Nerdy LLC, which the Legacy Nerdy Holders absorbed, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders is rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the periods presented.

	As Of and For The Three Months Ended September 30,		As Of and For The Nine Months Ended September 30,
	2022	2021	2022	2021
OpCo Units
Nerdy Inc.
Beginning of period	86,830	—	79,271	—
Vesting or exercise of equity awards	1,770	—	3,480	—
Conversion of Combined Interests into Class A Common Stock	—	—	5,849	—
Issuance of OpCo units in connection with the Reverse Recapitalization	—	79,233	—	79,233
End of period	88,600	79,233	88,600	79,233
Legacy Nerdy Holders
Beginning of period	65,257	—	70,629	—
Vesting or exercise of equity awards	533	—	1,010	—
Conversion of Combined Interests into Class A Common Stock	—	—	(5,849)	—
Issuance of OpCo units in connection with the Reverse Recapitalization	—	70,613	—	70,613
End of period	65,790	70,613	65,790	70,613
Total
Beginning of period	152,087	—	149,900	—
Vesting or exercise of equity awards	2,303	—	4,490	—
Conversion of Combined Interests into Class A Common Stock	—	—	—	—
Issuance of OpCo units in connection with the Reverse Recapitalization	—	149,846	—	149,846
End of period	154,390	149,846	154,390	149,846
Ownership Percentage
Nerdy Inc.
Beginning of period	57.1%	—%	52.9%	—%
End of period	57.4%	52.9%	57.4%	52.9%
Legacy Nerdy Holders
Beginning of period	42.9%	—%	47.1%	—%
End of period	42.6%	47.1%	42.6%	47.1%
NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	%	2021	%	2022	%	2021	%
Consumer	$29,087	92%	$29,249	94%	$103,640	86%	$92,930	94%
Institutional	2,393	7%	952	3%	14,693	12%	1,340	1%
Other (a)	272	1%	1,097	3%	2,530	2%	4,379	5%
Revenue	$31,752	100%	$31,298	100%	$120,863	100%	$98,649	100%

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

	September 30, 2022	December 31, 2021
Accounts receivable, net	$3,600	$5,321
Deferred revenue	$20,933	$30,005
“Accounts receivable, net” is reported net of reserves of $552 and $477 as of September 30, 2022 and December 31, 2021, respectively.
NOTE 5 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. Nerdy Inc. is also subject to taxes in foreign jurisdictions. The taxes related to these foreign jurisdictions were immaterial for the three and nine months ended September 30, 2022 and 2021. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of September 30, 2022.
The effective income tax rate was (0.07)% and (0.07)% for the three and nine months ended September 30, 2022, respectively. The effective income tax rates differed significantly from the statutory rates in both current year periods, primarily as a result of changes in the valuation allowance and income tax expense (benefit) attributable to the NCI. Income tax expense reported for the three and nine months ended September 30, 2022 represents amounts owed to state authorities.
The effective income tax rate was (0.06)% and (0.05)% for the three and nine months ended September 30, 2021, respectively. The effective income tax rates differed significantly from the statutory rates in both prior year periods, primarily due to the recognition of a valuation allowance as a result of the Company’s new tax structure following the Reverse Recapitalization and income tax expense (benefit) attributable to the NCI. Income tax expense reported for the three and nine months ended September 30, 2021 represents amounts owed to state authorities due to the change in corporate taxpayer status following the Reverse Recapitalization.
For the days prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, its net taxable income (loss) and any related tax credits were allocated to its members.
NOTE 6 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock. Basic and diluted loss per share for the three and nine months ended September 30, 2021, represents the period from September 21, 2021 to September 30, 2021, the days in the prior year periods when the Company had Class A and Class B common stock outstanding. Class B Common Stock does not have economic rights in Nerdy Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B Common Stock has not been presented. Earnouts do not participate in earnings or losses, but are eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc., and as a result, are considered participating securities for basic and diluted loss per share. As such, basic and diluted loss per share is computed using the two-class method. Under the two-class method, net earnings attributable to Class A Common Stock, if any, are allocated to Class A Common Stock and Earnouts as if all of the net earnings for the period had been distributed.
Basic loss per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A Common Stock used for the basic loss per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights, restricted stock awards, restricted stock units, Warrants, and Earnouts, if any, using the “treasury stock” method and for the Combined Interests that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. “Net loss attributable to Class A Common

Stockholders for diluted loss per share” is adjusted for the Nerdy Inc.’s share of Nerdy LLC’s consolidated net loss, net of Nerdy Inc. taxes, after giving effect to dilutive securities. In addition, “Net loss attributable to Class A Common Stockholders for diluted loss per share” is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants are dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Loss Attributable to Class A Common Stockholders	$(18,516)	$(21,275)	$(26,666)	$(21,275)
Less: Undistributed net earnings attributable to participating securities	—	—	—	—
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(18,516)	$(21,275)	$(26,666)	$(21,275)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	87,714	79,233	84,601	79,233

Basic and Diluted loss per share of Class A Common Stock	$(0.21)	$(0.27)	$(0.32)	$(0.27)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share for the periods presented as they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	964	3,799	964	3,799
Stock appreciation rights	6,618	7,628	6,618	7,628
Restricted stock awards	1,024	3,115	1,024	3,115
Restricted stock units	16,336	—	16,336	—
Restricted stock units - founder’s award	9,258	9,258	9,258	9,258
Warrants	19,311	19,311	19,311	19,311
Earnouts	7,964	7,964	7,964	7,694
Combined Interests that can be converted into shares of Class A Common Stock	65,790	70,613	65,790	70,613
NOTE 7 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows.

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$106,382	$143,964	$169,977	$29,265
Restricted cash included in Other current assets	516	1,083	37,845	270
Restricted cash included in Other assets	316	832	832	1,147
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$107,214	$145,879	$208,654	$30,682
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its corporate office leases and cash deposits due to Legacy Nerdy Holders. As of September 30, 2022 and December 31, 2021, the Company reported cash deposits of zero and $767, respectively, due to Legacy Nerdy Holders in exchange for their Historical Nerdy LLC Equity as “Other current assets” on the Condensed Consolidated Balance Sheets.

NOTE 8 — FIXED ASSETS, NET

	September 30, 2022	December 31, 2021
Fixed assets	$34,653	$28,467
Accumulated depreciation	(22,107)	(17,749)
	$12,546	$10,718
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported by the Company in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2022	2021	2022	2021
Amortization expense related to capitalized internal use software	Cost of revenue	$1,240	$1,113	$3,573	$3,358
Depreciation expense	General and administrative expenses	267	215	795	599
NOTE 9 — INTANGIBLE ASSETS, NET

	September 30, 2022			December 31, 2021
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Trade names	$6,073	$(2,351)	$3,722	$6,073	$(1,913)	$4,160
Foreign currency translation adjustment	(368)	212	(156)	252	16	$268
	$5,705	$(2,139)	$3,566	$6,325	$(1,897)	$4,428
The following table presents amortization expense related to intangible assets reported by the Company in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2022	2021	2022	2021
Amortization expense related to intangible assets	General and administrative expenses	$146	$268	$454	$804
NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes.
The Company has issued and outstanding Warrants and Earnouts to non-employees. The Warrants and Earnouts held by non-employees are not in the scope of ASC Topic 718, “Compensation—Stock Compensation” and are classified as derivative liabilities under ASC Topic 480, “Distinguishing Liabilities from Equity” or ASC Topic 815, “Derivatives and Hedging.” Derivative Warrant and Earnout liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.
At both September 30, 2022 and December 31, 2021, the number of Warrants and Earnouts contracts issued and outstanding to non-employees was 19,122 and 7,655, respectively.
The following table presents the balance sheet location and fair value of the Company’s derivative liability instruments on a gross basis, none of which are designated as hedging instruments under ASC Topic 815.

	Balance Sheet Location	September 30, 2022	December 31, 2021
Non-employee Warrants	Other liabilities	$7,649	$17,210
Non-employee Earnouts	Other liabilities	9,254	21,466
		$16,903	$38,676

The following table presents the effects of the Company’s derivative instruments on the Company’s Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2022	2021	2022	2021
Non-employee Warrants	Unrealized loss (gain) on derivatives, net	$1,883	$(1,339)	$(9,561)	$(1,339)
Non-employee Earnouts	Unrealized loss (gain) on derivatives, net	2,638	(10,003)	(12,212)	(10,003)
		$4,521	$(11,342)	$(21,773)	$(11,342)
NOTE 11 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	September 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-employee Warrants	$7,649	$3,600	$4,049	$—	$17,210	$8,100	$9,110	$—
Non-employee Earnouts	9,254	—	—	9,254	21,466	—	—	21,466
	$16,903	$3,600	$4,049	$9,254	$38,676	$8,100	$9,110	$21,466
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

Balance, December 31, 2021	$21,466
Mark-to-market gain on non-employee Earnouts	(12,212)
Balance, September 30, 2022	$9,254
The fair value of each non-employee Earnout was estimated using the Monte Carlo Option Pricing Method at the end of each reporting period. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimated the volatility of the non-employee Earnouts based on historical volatility of the Company’s Class A Common Stock, implied volatility using historical volatility of the Company’s Public Warrants, and implied volatility using historical volatility of select peer companies’ common stock. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the non-employee Earnouts. The expected life of the non-employee Earnouts was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.

The following table presents the assumptions used to remeasure the fair value of outstanding non-employee Earnouts liabilities for the periods presented.

	September 30, 2022	December 31, 2021
Expected term (in years)	3.98	4.72
Stock price	$2.11	$4.50
Expected stock price volatility	90.0%	65.0%
Risk-free interest rate	4.2%	1.2%
Expected Dividends	—%	—%
Fair Value (per Earnout)	$1.21	$2.80
The Company’s financial assets and liabilities also include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets and goodwill during the three and nine months ended September 30, 2022 or 2021.
NOTE 12 — LONG-TERM DEBT
Loan and Security Agreement
On August 9, 2019, Nerdy LLC entered into the LSA for an aggregate principal amount of up to $50,000, subject to certain limitations. The LSA bore interest equal to the greater of either (i) 10.75% plus the prime rate as reported in The Wall Street Journal minus 5.50% or (ii) 10.75%. Additionally, Nerdy LLC was subject to paid-in-kind (“PIK”) interest of 0.55% and an end of term charge equal to 3.00% of the total funded amount. Monthly payments on the LSA were interest only, with the principal, accrued PIK interest, and the end of term charge due in full at maturity. Unused capacity under the LSA did not bear a commitment fee. The LSA was scheduled to mature on August 1, 2023, subject to certain conditions, was secured by substantially all of Nerdy LLC’s assets, and did not contain any financial covenants. Nerdy LLC incurred debt issuance costs of $613 associated with the LSA, which were deferred and were being amortized to interest expense over the term of the LSA. On July 28, 2021, Nerdy LLC borrowed $11,000 from the LSA, increasing total borrowings to $50,000.
With a portion of the proceeds received from the Reverse Recapitalization (see Note 1), Nerdy LLC repaid the $50,000 outstanding principal balance of the LSA. Additionally, Nerdy LLC paid $2,343 in PIK interest, end of term charges, and other expenses. In connection with these repayments and the extinguishment of the LSA, Nerdy LLC recorded a loss of $1,278, which was included in “Loss (gain) on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. This loss was recorded in the period prior to the Reverse Recapitalization as the debt did not legally survive the Reverse Recapitalization. The LSA was terminated in connection with the Reverse Recapitalization, and Nerdy LLC no longer had the ability to borrow under it after the Closing.
CARES Act Promissory Note
On April 16, 2020, Nerdy LLC applied for and received a loan in exchange for a promissory note (the “Promissory Note”) under the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) in the amount of $8,293. The Promissory Note was scheduled to mature on April 16, 2022 and bore a 1.00% interest rate. Nerdy LLC applied for forgiveness of the Promissory Note and on June 30, 2021, Nerdy LLC received notice from the Small Business Administration (the “SBA”) that the Promissory Note and accrued interest of $102 was forgiven in full. In connection with the forgiveness of the Promissory Note, Nerdy LLC recorded a gain of $8,395, which was reported as “Loss (gain) on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021.
In connection with the Reverse Recapitalization (see Note 1), Nerdy Inc.’s Board of Directors approved repayment in full by Nerdy LLC of the principal amount and accrued interest of the Promissory Note and notified the SBA of their intent to do so. As a result, Nerdy LLC recorded the Promissory Note principal balance of $8,293 and accrued interest of $102 on the condensed consolidated balance sheet within “Other current liabilities,” and reported a loss of $8,395, which was included in “Other expense, net” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. On October 14, 2021, Nerdy LLC repaid the Promissory Note principal balance and accrued interest.

NOTE 13 — LEASES
In connection with the adoption of ASUs 2016-02 and 2018-11 (see Note 2), the Company updated its policy for recognizing leases under ASC Topic 842. A summary of the updated policy is included below. Prior to January 1, 2022, the Company accounted for leases under ASC Topic 840, “Leases.”
Lease Portfolio
The Company leases office space in St. Louis, MO and in Tempe, AZ through operating lease agreements. Additionally, the Company subleases its Tempe, AZ office space as a result of a sublease agreement entered into in 2020. The Company has no finance lease agreements. The lease in St. Louis, MO has a remaining term of 11 months. The lease and sublease in Tempe, AZ each have a remaining term of approximately three years. The Company makes payments to the lessor of the office space in Tempe, AZ, while receiving payments from the sublessee.
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
The following table presents the balance sheet location of the Company’s operating leases.

September 30, 2022
ROU assets
Other assets	$3,274

Lease liabilities:
Other current liabilities	$1,649
Other liabilities	2,158
Total lease liabilities	$3,807
The following table presents maturities of the Company’s operating lease liabilities as of September 30, 2022, presented under ASC Topic 842.

September 30, 2022
Remaining 2022	$448
2023	1,622
2024	1,273
2025	644
2026	—
Thereafter	—
Total future minimum payments	$3,987
Less: Implied interest	180
Total lease liabilities	$3,807
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

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2022	2021 (a)	2022	2021 (a)
Operating lease expense	General and administrative expenses	$385	$312	$1,155	$842
Variable lease expense	General and administrative expenses	31	—	81	—
Sublease income	General and administrative expenses	(253)	(150)	(753)	(357)
(a)Rent expense and sublease income as reported under ASC Topic 840.

As of September 30, 2022, the weighted-average remaining lease term and the weighted-average IBR of the Company’s operating leases was approximately 2.27 years and 3.16%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $1,181 for the nine months ended September 30, 2022.
NOTE 14 — RELATED PARTIES
Amounts Due to Legacy Nerdy Holders
As of December 31, 2021, the Company reported amounts due to Legacy Nerdy LLC Holders of $841 in exchange for their Historical Nerdy LLC Equity as “Due to legacy Nerdy holders” on the Condensed Consolidated Balance Sheet. The Company paid the amounts due to Legacy Nerdy Holders during the nine months ended September 30, 2022, and there was no liability reported on the Condensed Consolidated Balance sheet as of September 30, 2022.
Tax Receivable Agreement
In connection with the Reverse Recapitalization, Nerdy Inc. entered into a tax receivable agreement with certain Legacy Nerdy Holders (the “TRA Holder(s)”) (the “Tax Receivable Agreement”). The Tax Receivable Agreement generally provides for the payment by Nerdy Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax that Nerdy Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the Reverse Recapitalization as a result of: (i) certain increases in tax basis that occur as a result of (A) the Reverse Recapitalization (including as a result of cash received in the Reverse Recapitalization and debt repayment occurring in connection with the Reverse Recapitalization) or (B) exercises of the redemption or call rights set forth in the Nerdy LLC operating agreement; and (ii) imputed interest deemed to be paid by Nerdy Inc. as a result of, and additional basis arising from, any payments Nerdy Inc. makes under the Tax Receivable Agreement. Nerdy Inc. will retain the benefit of the remaining 15% of these net cash savings. If Nerdy Inc. elects to terminate the Tax Receivable Agreement early, Nerdy Inc. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it to the TRA Holders under the Tax Receivable Agreement (based upon certain valuation assumptions and deemed events set forth in the Tax Receivable Agreement). If a change of control occurs, the Tax Receivable Agreement will remain in effect with respect to each TRA Holder (provided that certain valuation assumptions, including that there will be sufficient income to utilize all tax attributes covered by the Tax Receivable Agreement, will be utilized to determine the payments to be made under the Tax Receivable Agreement), unless such TRA Holder elects (or the representative of the TRA Holders causes all of the TRA Holders to elect) to receive its early termination payment in connection with the change of control transaction. During the nine months ended September 30, 2022, the Company amended the Tax Receivable Agreement to, among other things, change the applicable rates used in the Tax Receivable Agreement from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). The transition from LIBOR to SOFR did not have a material impact on the valuation of the Tax Receivable Agreement or the Company’s financial statements.
As of September 30, 2022, Nerdy Inc. has not recognized a liability of $108,062 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three and nine months ended September 30, 2022. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.
If the Tax Receivable Agreement was terminated at September 30, 2022, Nerdy Inc. would recognize an additional deferred tax asset of approximately $68,391 and an additional Tax Receivable Agreement liability of approximately $61,300, assuming (i) a price of $2.11 per share (the closing price of the Company’s Class A Common Stock as of September 30, 2022), (ii) a constant corporate tax rate of 24.6%, (iii) that Nerdy Inc. will have sufficient taxable income to fully utilize the tax benefits, and (iv) no material changes in relevant tax law.

NOTE 15 — STOCK-BASED COMPENSATION
For the days prior to the Reverse Recapitalization, Nerdy LLC’s employees participated in the Nerdy 2016 U.S. Unit Appreciation Rights Plan, the 2016 Canadian Unit Appreciation Rights Plan, and the Varsity Tutors, LLC Incentive Unit Plan (collectively, the “Legacy Plans”). The Legacy Plans consisted of unit appreciation rights (“UARs”) and profit interest units (“PIUs”), which were exchanged for Nerdy Inc. equity awards and cash in connection with the Reverse Recapitalization. Nerdy LLC’s UARs were converted into stock appreciation rights of Nerdy Inc. (“SARs”) and Nerdy LLC’s PIUs were converted into either shares of Class B Common Stock, OpCo Units and cash, or restricted stock awards of Nerdy Inc. (“RSAs”). Holders of UARs received cash, SARs, or a combination of both. Holders of vested PIUs received a combination of shares of Class B Common Stock (and an equivalent number of OpCo Units in Nerdy LLC) and cash. Holders of unvested PIUs received RSAs with the underlying equity being Class B Common Stock (and an equivalent number of OpCo Units in Nerdy LLC).
In connection with the exchange discussed above, UARs held by current employees at the time of Reverse Recapitalization were modified and the Company recorded a step-up in the grant date fair value of the awards as of September 20, 2021, which was principally due to the difference between the UAR grant-date hurdle rates and the Company’s stock price as of the modification date. During the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $32,066 related to the modification of the UARs, of which $2,457 and $29,609 was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Condensed Consolidated Statements of Operations.
The PIUs were also modified in connection with the exchange discussed above; however, as the modification was classified as Type 1: Probable-to-probable, pursuant to ASC Topic 718, no modification expense was recognized during the three and nine months ended September 30, 2021.
As a result of the Reverse Recapitalization, the Company has issued and outstanding Warrants and Earnouts (see Note 1). Warrants and Earnouts issued to current employees as of September 20, 2021 (the “Employee Warrants” and the “Employee Earnouts,” respectively) were classified as stock-based compensation under ASC Topic 718 as these Warrants and Earnouts were granted conditionally based upon employment. Former employees were not granted Warrants and Earnouts. The Company recorded the fair value of the Employee Warrants and Employee Earnouts as stock-based compensation expense of $408 and $2,763, respectively, on September 20, 2021 as there was no required service period after that date. Of the total Employee Warrant expense, $79 and $329 was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. Of the total Employee Earnout expense, $46 and $2,717 was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.
NOTE 16 — REDEEMABLE PREFERRED UNITS OF NERDY LLC
During the three and nine months ended September 30, 2021, Nerdy LLC had historical Class B and Class C redeemable preferred units (respectively, the “Class B Units” and the “Class C Units”) issued and outstanding. In connection with the Reverse Recapitalization on September 20, 2021, the Class B Units and Class C Units were exchanged for cash, Class A Common Stock, or Class B Common Stock and OpCo Units. The following table summarizes the changes to Nerdy LLC’s historical Class B and Class C Units for the three and nine months ended September 30, 2021. The Company recast the historical Nerdy LLC redeemable preferred units outstanding for the periods presented, reflecting the exchange ratio of 1-for-0.64. The historical Nerdy LLC redeemable preferred units disclosed in this note give effect to the conversion for all periods presented, without any change to par value or per unit amounts. The Company has not made retroactive adjustments related to the historical book values of the historical Nerdy LLC redeemable preferred units as the adjustments were considered immaterial.

	As Of and For The Three Months Ended September 30, 2021	As Of and For The Nine Months Ended September 30, 2021
Class B Units, value
Beginning of period	$259,638	$259,638
Impact of Reverse Recapitalization	(259,638)	(259,638)
End of period	$—	$—

Class C Units, value
Beginning of period and end of period	$119,158	$119,158
Impact of Reverse Recapitalization	(119,158)	(119,158)
End of period	$—	$—

Class B Units, units
Beginning of period and end of period	25,920	25,920
Impact of Reverse Recapitalization	(25,920)	(25,920)
End of period	—	—

Class C Units, units
Beginning of period and end of period	11,895	11,895
Impact of Reverse Recapitalization	(11,895)	(11,895)
End of period	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein and our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). In addition, the following discussion and analysis of Nerdy Inc.’s financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in the sections entitled “Item 1A. Risk Factors” in Part I of the 2021 Annual Report and “Item 1A. Risk Factors” in Part II of this report, as well as under the section “Cautionary Note On Forward-Looking Statements” below. Unless otherwise stated or the context otherwise indicates, all references in the succeeding paragraphs to “Nerdy,” “the Company,” “us,” “our” or “we” mean Nerdy Inc. and its consolidated subsidiaries.
OVERVIEW
We operate a platform for live online learning. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including Learning Memberships, one-on-one instruction, small group tutoring, small group classes, large format group classes, and adaptive self-study. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Its solutions are available directly to Learners, as well as through schools and other institutions. Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality, live online learning. Our offerings include Varsity Tutors for Schools, a product suite (including High Dosage, Teacher Assigned, and On Demand tutoring) that leverages our platform capabilities to offer our online learning solutions directly to education systems, and StarCourses, our free, live large group classes.
We continue to evolve our product offerings to better meet the needs of Learners by launching Learning Memberships, which deliver a comprehensive learning solution that includes access to one-on-one instruction, unlimited live group classes, celebrity-taught live and on-demand lessons, adaptive assessments, and self-study modules. Learning Memberships are for Learners of all ages, ranging from kindergarten to college and adult learners. We’re continuing to invest to expand and broaden the product depth with even more learning solutions for our members to deliver unparalleled and enhanced value.
We believe the transition from a package model to a recurring, always on relationship will lead to longer-term and more consistent engagement with the platform, while also allowing us to serve our customers ongoing learning needs across the entirety of their education lifecycle. We also believe that overtime this will have a significant impact on Expert engagement and retention, as Experts are seeking longer-term and more consistent earning opportunities.
Our platform delivers value to both Learners, who are our customers, and Experts. We have built a diversified business across the following audiences: K-8, High School, College, Graduate School, and Professional. Learners and Experts come to us for convenience, value, and a superior learning experience. Our scalable platform allows us to drive growth, satisfaction for Learners, and retention across audiences and subjects, as well as allowing Experts to generate income from the convenience of home.
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

The financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and following the Reverse Recapitalization on September 20, 2021, a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”). For the three and nine months ended September 30, 2021, $17,484 thousand and $23,546 thousand, respectively, of the consolidated net losses of Nerdy LLC were attributable to the Legacy Nerdy Holders to reflect their absorption of 100% of the consolidated net losses of Nerdy LLC pertaining to the days prior to the Reverse Recapitalization.
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
COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic on our business. In the first half of 2020, the COVID-19 pandemic and the resulting closure of schools and testing centers created short-term challenges for our business. Many schools went to optional grading, and standardized and professional exams were suspended, which reduced demand for supplemental learning. We leaned into product evolution and completed our long-term transition to delivering live instruction 100% online in April 2020, a goal we had been working toward since first launching our online platform in 2014. We invested in our product capabilities to innovate our way through the short-term challenges, including bringing together what had been multiple disparate learning formats we were building into a single cohesive destination that allowed us to extend and strengthen the extent to which we can help Learners beyond what was capable solely in a one-on-one environment.
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
KEY FINANCIAL AND OPERATING METRICS
We monitor the following key financial and operating metrics to evaluate the growth of our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The below metrics exclude the legacy Veritas Prep LLC business and EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”) (collectively, the “Legacy Businesses”), as well as our On Demand and Teacher Assigned solutions.
Consistent with our previously discussed expectations, Active Learner (as defined below) and Session (as defined below) growth rates decreased during the third quarter of 2022 and reflect our decisions to shift our go-to-market strategy and products to focus on higher value and longer duration Learning Membership customers. Both metrics were primarily affected by the shift to Learning Memberships (and the related inclusion of classes in our Learning Membership offering vs. selling academic and enrichment classes on a stand-alone basis) as we evolve our focus toward higher lifetime value recurring relationships with Learners.
“Active Learner(s)” is defined as the unique number of Learners attending a paid one-on-one instruction, a paid group class, or a paid group tutoring session in a given period, as well as the number of unique Learning Membership customers. Variations in the number of Active Learners are due to changes in demand for our solutions, seasonality, testing schedules, and the launch of new products and learning formats and therefore is a key indicator of our ability to attract and engage learners. The following table summarizes the number of Active Learners for the periods presented.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
Active Learners in ones; favorable/(unfavorable)	2022	2021	%	2022	2021	%
Active Learners	53,214	51,572	3%	104,231	99,287	5%
“Revenue per Active Learner” is calculated as revenue divided by the number of Active Learners in a given year or period. The following table summarizes Revenue per Active Learner for the periods presented.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
dollars in ones; favorable/(unfavorable)	2022	2021	%	2022	2021	%
Revenue per Active Learner	$597	$607	(2)%	$1,160	$994	17%
“Sessions” is defined as the total number of one-on-one sessions, the number of paid group class enrollees, the number of paid group tutoring session attendees, and the number of sessions enrolled in by Learning Membership customers in a given period. The following table summarizes total Sessions for the periods presented.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
Sessions in thousands; favorable/(unfavorable)	2022	2021	%	2022	2021	%
Sessions	371	451	(18)%	1,378	1,396	(1)%
“Sessions Taught per Active Expert” is calculated as the number of one-on-one sessions, the number of paid group classes, and the number of paid group tutoring sessions per active Expert in a given period. The following table summarizes Sessions Taught Per Active Expert for the periods presented.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
Sessions Taught per Active Expert in ones: favorable/(unfavorable)	2022	2021	%	2022	2021	%
Sessions Taught per Active Expert	27	31	(13)%	66	72	(8)%
“One-on-One Average Session Length” is defined as a session (e.g., an instructional meeting) between a Learner and a single Expert in a one-on-one setting. The following table summarizes total One-on-One Average Session Length for the periods presented.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
in hours; favorable/(unfavorable)	2022	2021	%	2022	2021	%
One-on-One Average Session Length	1.30	1.34	(3)%	1.29	1.32	(2)%

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
dollars in thousands	2022	%	2021	%	2022	%	2021	%
Revenue	$31,752	100%	$31,298	100%	$120,863	100%	$98,649	100%
Cost of revenue	9,835	31%	10,639	34%	37,418	31%	33,344	34%
Gross Profit	21,917	69%	20,659	66%	83,445	69%	65,305	66%
Sales and marketing expenses	16,195	51%	18,773	60%	57,152	47%	47,520	48%
General and administrative expenses	33,409	105%	59,902	191%	96,669	80%	87,674	89%
Operating Loss	(27,687)	(87)%	(58,016)	(185)%	(70,376)	(58)%	(69,889)	(71)%
Unrealized loss (gain) on derivatives, net	4,521	15%	(11,342)	(36)%	(21,773)	(18)%	(11,342)	(12)%
Interest (income) expense, net	(7)	—%	1,286	4%	(19)	—%	3,777	4%
Other expense, net	75	—%	8,446	27%	149	—%	8,539	9%
Loss (gain) on extinguishment of debt, net	—	—%	1,278	4%	—	—%	(7,117)	(7)%
Loss before Income Taxes	(32,276)	(102)%	(57,684)	(184)%	(48,733)	(40)%	(63,746)	(65)%
Income tax expense	22	—%	35	—%	35	—%	35	—%
Net Loss	(32,298)	(102)%	(57,719)	(184)%	(48,768)	(40)%	(63,781)	(65)%
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—%	(17,484)	(56)%	—	—%	(23,546)	(24)%
Net loss attributable to noncontrolling interests	(13,782)	(44)%	(18,960)	(60)%	(22,102)	(18)%	(18,960)	(19)%
Net Loss Attributable to Class A Common Stockholders	$(18,516)	(58)%	$(21,275)	(68)%	$(26,666)	(22)%	$(21,275)	(22)%
Revenue
Revenue for the three months ended September 30, 2022 was $31,752 thousand, an increase of 1% from $31,298 thousand during the same period in 2021. Revenue for the nine months ended September 30, 2022 was $120,863 thousand, an increase of 23% from $98,649 thousand during the same period in 2021. Revenue growth was driven by continued strength in our Consumer business and the addition of our Institutional business.
During this year’s back-to-school season, we leaned into Learning Memberships as the primary option presented to consumers. Under our Learning Membership model, revenue is recognized on a linear basis over the term of the contract versus being front weighted (typically over the first three to six months) as is the case in our package model. This results in lower revenue recognition in the near-term for Learning Membership clients, as compared to package clients. While this evolution toward subscription offerings results in lower near-term revenue, the evolution toward an ‘always on’ Learning Membership model will allow us to better support Learners across multiple learning modalities, subjects, and time periods, and we expect that it will ultimately allow us to generate superior customer unit-economics, and drive superior levels of growth and profitability. This phenomenon was reflected in our revenue growth rates for the three and nine months ended September 30, 2022, which were below historical trends when we only sold the package model.
The following table presents our revenue by business category for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
dollars in thousands	2022	%	2021	%	2022	%	2021	%
Consumer	$29,087	92%	$29,249	94%	$103,640	86%	$92,930	94%
Institutional	2,393	7%	952	3%	14,693	12%	1,340	1%
Other (a)	272	1%	1,097	3%	2,530	2%	4,379	5%
Revenue	$31,752	100%	$31,298	100%	$120,863	100%	$98,649	100%
(a)Other consists of the Legacy Businesses and other services.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
dollars in thousands; favorable/(unfavorable)	2022	2021	$	%	2022	2021	$	%
Revenue	$31,752	$31,298	$454	1%	$120,863	$98,649	$22,214	23%
Cost of revenue	9,835	10,639	804	8%	37,418	33,344	(4,074)	(12)%
Gross Profit	$21,917	$20,659	$1,258	6%	$83,445	$65,305	$18,140	28%
% Margin	69%	66%			69%	66%
Cost of revenue includes the cost of Experts performing instruction, amortization of capitalized technology costs, and other costs required to deliver instruction to Learners.
For the three months ended September 30, 2022, cost of revenue decreased $804 thousand to $9,835 thousand, or 8%, compared to the corresponding prior year period, primarily due to lower expert costs of $931 thousand as a result of lower consumer session volume due to the rollout of Learning Memberships. This impact was partially offset by incremental session volume and tutor costs related to Varsity Tutors for Schools.
For the nine months ended September 30, 2022, cost of revenue increased $4,074 thousand to $37,418 thousand, or 12%, compared to the corresponding prior year period, primarily due to higher expert costs of $3,859 thousand as a result of higher consumer, one-on-one session volume and incremental session volume and tutor costs related to Varsity Tutors for Schools.
Gross profit for the three months ended September 30, 2022 of $21,917 thousand increased by $1,258 thousand, or 6%, compared to the same period in 2021. Gross margin of 69% for the three months ended September 30, 2022 was 302 basis points higher than gross margin of 66% for the three months ended September 30, 2021. Gross profit for the nine months ended September 30, 2022 of $83,445 thousand increased by $18,140 thousand, or 28%, compared to the same period in 2021. Gross margin of 69% for the nine months ended September 30, 2022 was 284 basis points higher than gross margin of 66% for the nine months ended September 30, 2021. The increases in both current year periods were driven by growth across consumer audiences and growth in our institutional business.
Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
dollars in thousands; favorable/(unfavorable)	2022	2021	$	%	2022	2021	$	%
Sales and marketing expenses	$16,195	$18,773	$2,578	14%	$57,152	$47,520	$(9,632)	(20)%
General and administrative expenses	33,409	59,902	26,493	44%	96,669	87,674	(8,995)	(10)%
Total operating expenses	$49,604	$78,675	$29,071	37%	$153,821	$135,194	$(18,627)	(14)%
Sales and Marketing
Sales and marketing expenses for the three months ended September 30, 2022 were $16,195 thousand, a decrease of $2,578 thousand from $18,773 thousand in the same period in 2021. Sales and marketing expenses for the three months ended September 30, 2022 and 2021 included stock-based compensation of $1,085 thousand and $2,648 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses decreased $1,015 thousand, or 6%. In the current year period, we continued to moderate the level of marketing spend, yielding efficiencies in our consumer business. These efficiencies were partially offset by continued investments in our institutional sales and go-to-market organization in support of Varsity Tutors for Schools, which we expect to grow into as revenue continues to grow and we slow the rate of hiring, thereby creating operating leverage.
Sales and marketing expenses for the nine months ended September 30, 2022 were $57,152 thousand, an increase of $9,632 thousand from $47,520 thousand in the same period in 2021. Sales and marketing expenses for the nine months ended September 30, 2022 and 2021 included stock-based compensation of $3,130 thousand and $2,648 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses increased $9,150 thousand, or 20%. In the current year period, we made investments in marketing, targeting new audiences and advertising in new formats to drive customer acquisition, brand awareness, and reach early in 2022. We also continued to make investments in our institutional sales and go-

to-market organization in support of Varsity Tutors for Schools, and expect to grow into these investments as we expect revenue to grow faster than expenses. These impacts were partially offset by the moderation of marketing spend beginning in the second quarter of 2022, which yielded efficiencies in our consumer business.
General and Administrative
General and administrative expenses for the three months ended September 30, 2022 were $33,409 thousand, a decrease of $26,493 thousand from $59,902 thousand in the same period in 2021. General and administrative expenses for the three months ended September 30, 2022 included non-cash stock based compensation of $11,073 thousand. General and administrative expenses for the three months ended September 30, 2021 included non-cash stock based compensation and transaction costs related to the Reverse Recapitalization of $34,863 thousand and $7,216 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $4,513 thousand, or 25%.
General and administrative expenses for the nine months ended September 30, 2022 were $96,669 thousand, an increase of $8,995 thousand from $87,674 thousand in the same period in 2021. General and administrative expenses for the nine months ended September 30, 2022 included non-cash stock based compensation of $32,372 thousand. General and administrative expenses for the nine months ended September 30, 2021 included non-cash stock based compensation and transaction costs related to the Reverse Recapitalization of $35,867 thousand and $9,602 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $22,092 thousand, or 52%.
These increases in both current year periods were a result of investments in new product development and administrative expenses related to being a public company. Our investments in product development have allowed us to launch a suite of new products including Learning Memberships, and our Teacher Assigned and On Demand institutional offerings oriented toward recurring revenue subscriptions and contracts. When combined with investments in automation, self-service capabilities, and our machine learning matching algorithms that connect Learners with Experts, our evolution to a Learning Membership model over the last several months has allowed us to generate operating efficiencies. As Learning Memberships mix continues to increase as a percentage of total Active Learners, we believe we will be able to further simplify the sales process and operating model generating additional efficiencies. We also continued to moderate the pace of corporate hiring and third party vendor spend in the third quarter and expect to gain operating leverage from prior investments as we allow revenue to grow without a proportional increase in both variable and fixed costs.
Unrealized Loss (Gain) on Derivatives, Net
Fiscal 2022
During the three and nine months ended September 30, 2022, we recognized a net loss (gain) of $4,521 thousand and $(21,773) thousand, respectively, related to non-cash mark-to-market adjustments on our warrants and earnouts that were issued in connection with the Reverse Recapitalization. Of the net loss recognized in the three months ended September 30, 2022, $1,883 thousand and $2,638 thousand related to warrants and earnouts, respectively. Of the net gain recognized in the nine months ended September 30, 2022, $(9,561) thousand and $(12,212) thousand related to warrants and earnouts, respectively.
Fiscal 2021
During both the three and nine months ended September 30, 2021, we recognized gains of $11,342 thousand related to non-cash mark-to-market adjustments on our warrants and earnouts that were issued in connection with the Reverse Recapitalization. Of the gains recognized in the three and nine months ended September 30, 2021, $1,339 thousand and $10,003 thousand related to warrants and earnouts, respectively.
For additional information on our warrants and earnouts, see Note 10 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
Interest (Income) Expense, Net
Interest income was $7 thousand for the three months ended September 30, 2022, compared to interest expense, net of $1,286 thousand for the three months ended September 30, 2021. Interest income was $19 thousand for the nine months ended September 30, 2022, compared to interest expense, net of $3,777 thousand for the nine months ended September 30, 2021. These decreases were driven by the repayment in full of our previously outstanding principal balance under the loan and security agreement (the “LSA”) in connection with the Closing of the Reverse Recapitalization on September 20, 2021.
Other Expense, Net
Other expense, net was $8,446 thousand and $8,539 thousand during the three and nine months ended September 30, 2021, respectively. In connection with the Reverse Recapitalization, Nerdy Inc.’s Board of Directors approved repayment in full by Nerdy LLC of the principal balance and accrued interest of its promissory note (the “Promissory Note”), which totaled $8,395 thousand, and notified the Small Business Administration (the “SBA”) of their intent to do so. Accordingly, we recognized a loss on repayment of the Promissory Note of $8,395 thousand in the three and nine months ended September 30, 2021.
Loss (Gain) on Extinguishment of Debt, Net
During the three months ended September 30, 2021, we recognized a loss on extinguishment of debt of $1,278 thousand related to Nerdy LLC’s repayment of the outstanding principal balance and accrued interest of the LSA. This repayment was funded by a portion of the proceeds received from the Reverse Recapitalization.
During the nine months ended September 30, 2021, we recognized a gain on extinguishment of debt of $7,117 thousand. On April 16, 2020, Nerdy LLC applied for and received a loan in exchange for a promissory note (the “Promissory Note”) under the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) in the amount of $8,293 thousand. In the second quarter of 2021, Nerdy LLC applied for forgiveness of the Promissory Note and on June 30, 2021, it received notice from the SBA that the Promissory Note and accrued interest of $102 thousand was forgiven in full. Accordingly, the Company recognized a gain on the Promissory Note forgiveness of $8,395 thousand in the nine months ended September 30, 2021. This gain related to the forgiveness of the Promissory Note was partially offset by the loss related to Nerdy LLC’s repayment of the outstanding principal balance and accrued interest of the LSA of $1,278 thousand.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents totaling $106,382 thousand and $143,964 thousand, respectively. We have incurred cumulative losses from our operations, and we expect to incur additional losses in the future. Our operations have historically been financed primarily through capital contributions and debt financings. To the extent we continue to generate negative operating cash flows, we expect that operations will continue to be financed primarily by cash on hand and possible equity issuances and debt financings, as necessary. We are using the proceeds received from the Reverse Recapitalization to fund our operating and investing cash needs, for continued investments in our growth strategies, and to achieve expected profitability by the end of 2023.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand, cash flows from operations, and possible future equity issuances and debt financings will be sufficient to satisfy these future requirements.
Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. For information on our lease obligations and the amount and timing of future payments, see Note 13 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report. As of September 30, 2022, we had no debt obligations.
The following table sets forth our cash flows.

	Nine Months Ended September 30,
dollars in thousands	2022	2021
Cash (used in) provided by:
Operating activities	$(33,470)	$(19,949)
Investing activities	(4,339)	(3,769)
Financing activities	(863)	201,688
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	7	2
Net (Decrease) Increase in Cash, Cash equivalents, and Restricted Cash	$(38,665)	$177,972
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2022 increased $13,521 thousand compared to the same period in 2021, primarily driven by targeted investments in new products and solutions, including Learning Memberships and Varsity Tutors for Schools, and marketing; new talent hires across engineering and product to drive new product innovation and growth; and unfavorable changes in working capital as we rollout Learning Memberships. In addition, cash used in operating activities for the current year period reflects the increased finance, accounting, and legal costs of being a public company. These negative impacts were partially offset by favorable changes in the timing of collections of accounts receivable and lower interest paid of $4,069 thousand as a result of the prior year repayment of the LSA, which occurred in connection with the Closing of the Reverse Recapitalization in September 2021. Additionally, cash used in operating activities for the nine months ended September 30, 2021 included transaction costs paid of $6,262 thousand in connection with the Reverse Recapitalization.
Investing Activities
Cash used in investing activities was $4,339 thousand and $3,769 thousand for the nine months ended September 30, 2022 and 2021, respectively. Cash used in investing activities related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
Nine months ended September 30, 2022
Cash used in financing activities for the nine months ended September 30, 2022 was $863 thousand, which primarily related to payments made to Legacy Nerdy Holders in connection with the Reverse Recapitalization.
Nine months ended September 30, 2021
Cash provided by financing activities for the nine months ended September 30, 2021 was $201,688 thousand. Nerdy LLC received proceeds of $558,324 thousand related to the Reverse Recapitalization. Additionally, Nerdy LLC received proceeds of $11,000 thousand related to borrowings under the LSA. In connection with the Reverse Recapitalization, Nerdy LLC paid $299,317 thousand to Legacy Nerdy Holders, repaid the outstanding principal value of $50,000 thousand related to the LSA, and paid $16,712 thousand of transaction costs. As a result of the repayment and extinguishment of the LSA, Nerdy LLC paid debt extinguishment costs of $1,607 thousand.
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
•our history of net losses;
•risks associated with our shift to the Learning Membership model;
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

•litigation, regulatory, and reputational risks arising from the fact that many of our Learners are minors;
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
We expect to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of TPG Pace’s initial public offering, (b) in which we have total annual gross revenue of at least $1,235,000 thousand, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock and Class B common stock that are held by non-affiliates equals or exceeds $700,000 thousand as of the prior June 30 or (2) the date on which we have issued more than $1,000,000 thousand in non-convertible debt securities during the prior three-year period. Based upon the facts and circumstances that existed as of June 30, 2022, we will remain an emerging growth company for our Annual Report on Form 10-K for the year ended December 31, 2022 and for our quarterly reports in the 2023 interim periods.
SMALLER REPORTING COMPANY STATUS
We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect to remain a smaller reporting company at the last day of the fiscal year as long as (i) the market value of our shares of Class A common stock and Class B common stock held by non-affiliates is less than $250,000 thousand as of the prior June 30, or (ii) our annual revenues are less than $100,000 thousand during the prior fiscal year and the market value of our shares of Class A common stock and Class B common stock held by non-affiliates is less than $700,000 thousand as of the prior June 30. Based upon the facts and circumstances that existed as of June 30, 2022, we will remain a smaller reporting company for our Annual Report on Form 10-K for the year ended December 31, 2022 and for our quarterly reports in the 2023 interim periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Price Sensitivity
At both September 30, 2022 and December 31, 2021, we had warrant and earnout contracts issued and outstanding to non-employees of 19,122 thousand and 7,655 thousand, respectively. As of September 30, 2022 and December 31, 2021, a hypothetical 10% adverse change in the price of our public warrants would have increased the fair value of the liabilities related to these warrant contracts by approximately $765 thousand and $1,721 thousand, respectively. As of September 30, 2022 and December 31, 2021, a hypothetical 10% adverse change in the fair value of the earnouts, which is impacted by the price of our Class A common stock, would have increased the fair value of the liabilities related to these earnout contracts by approximately $925 thousand and $2,147 thousand, respectively.
For additional information regarding our warrants and earnout contracts issued and outstanding to non-employees, refer to Notes 10 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Management, with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as of September 30, 2022, because of the material weaknesses in our internal control over financial reporting described below.
Changes in Internal Control Over Financial Reporting
As described in the “Remediation Plan for Material Weaknesses and Current Status” section, there were significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Previously Identified Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We previously disclosed in our Registration Statement on Form S-1 filed with the SEC on October 15, 2021, which became effective as of October 25, 2021, and amendments, including post-effective amendments, thereto and in our 2021 Annual Report the following material weaknesses, which still existed as of September 30, 2022. We did not design and maintain an effective control environment that meets accounting and reporting requirements. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record, and disclose accounting matters commensurate with our accounting and reporting requirements and lacked related internal controls necessary to satisfy our accounting and financial reporting requirements.
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
The material weaknesses related to the control environment and risk assessment resulted in adjustments to accounts and disclosures, which were recorded prior to the issuance of the financial statements, as of December 31, 2021, 2020, 2019, and 2018. The IT deficiencies did not result in an adjustment to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Additionally, each of these material weaknesses could result in a misstatement of substantially all account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding such material weaknesses, our CEO and CFO have concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, and in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
Remediation Plan for Material Weaknesses and Current Status
In 2021, management developed a comprehensive remediation plan and began to design and implement controls to remediate the material weaknesses described above. These remediation efforts have been ongoing during 2022. The current status of our remediation efforts are as follows:
•We expanded our finance, accounting, and IT organizations by hiring additional resources including, among others, a Controller and Director of Tax with significant technical accounting and SEC reporting experience and a Director of Infrastructure and Security with oversight over internal controls within the IT organization. These individuals have significant internal controls experience and sufficient technical accounting knowledge and experience to appropriately analyze, record, and evaluate for disclosure, accounting matters that are commensurate with our accounting and financial reporting requirements.
•We have implemented a dedicated internal audit function that independently monitors compliance with our policies procedures and internal controls.
•During the quarter ended September 30, 2022, we (i) developed a risk assessment framework to identify and evaluate sources of potential risks to our financial statements; (ii) completed the design of an enhanced suite of internal controls over financial reporting addressing these potentials risks over key business processes including controls over segregation of duties, preparation and independent review of account reconciliations and journal entries, and review of third-party service organization assurance reports; and (iii) implemented a suite of formal accounting and IT policies and procedures and disseminated the policies and procedures through various communications and training.
•During the quarter ended September 30, 2022, we completed the design and implementation of certain IT general controls for information systems that are relevant to the preparation of our financial statements including (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
We believe these measures will facilitate the remediation of the material weaknesses we have identified and strengthen our internal control over financial reporting. However, these material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot provide an estimate of costs incurred in connection with finishing this remediation plan, however, these remediation measures have been and will continue to be time consuming, cause significant costs to be incurred, and place significant demands on our financial and operational resources.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended September 30, 2022.

ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the risk factor set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 28, 2022, as of and for the year ended December 31, 2021 (the “2021 Annual Report”). These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.
If we are not successful in launching and/or scaling up our new Learning Membership model we could suffer losses and our results of operations may suffer.
We recently launched our Learning Membership model, which delivers a comprehensive learning solution that includes, among other things, access to one-on-one tutoring, unlimited live group classes, celebrity-taught live and on-demand lessons, adaptive assessments, and self-study modules. We have devoted significant resources and management time to launching our new membership program. However, there is no guarantee that we will be able to grow the Learning Memberships business or that Learning Memberships will be profitable. If we are not successful, we may suffer losses based on the expenses and resources devoted to pursuing this new strategy and our results of operations may suffer.
ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

3.2	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2022.

31.2	Certification of Jason H. Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2022.

32.1	Certification of Charles Cohn and Jason H. Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2022.

101
Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Nerdy Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nerdy Inc.

Date: November 14, 2022	By:	/s/ Jason H. Pello
Name: Jason H. Pello
Title: Chief Financial Officer