Form 10-K
period 2022-12-31
Nerdy Inc.
filed 2023-02-28
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No ☒
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $127,073,068. There is no established public trading market for the registrant’s Class B common stock, par value $0.0001 per share.
Indicate the numbers of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class A common stock, par value $0.0001 per share - 95,455,608 shares of common stock as of February 14, 2023
Class B common stock, par value $0.0001 per share - 69,663,705 shares of common stock as of February 14, 2023

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference into Part III of this report.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “approximately,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “seeks,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our financial condition, results of operations, and cash flows may differ materially from those in the forward-looking statements as a result of various factors, including:
•our limited operating history, which makes it difficult to predict our future financial and operating results;
•our history of net losses;
•risks associated with our shift to the Learning Membership model;
•risks associated with scaling up our Institutional business;
•risks associated with our intellectual property, including claims that we infringe on a third party’s intellectual property rights;
•risks associated with our classification of some individuals and entities we contract with as independent contractors;
•risks associated with the liquidity and trading of our securities;
•risks associated with payments that we may be required to make under the tax receivable agreement;
•risk associated with the terms of our warrants;
•litigation, regulatory, and reputational risks arising from the fact that many of our Learners are minors;
•changes in applicable law or regulation;
•the possibility of cyber-related incidents and their related impacts on our business and results of operations;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•risks associated with managing our rapid growth; and
•other risks and uncertainties included under “Risk Factors” in Part I, Item 1A of this report.
The forward-looking statements in this report are based on information available as of the date of this report and current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Risk Factors” in Part I, Item 1A of this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

SUMMARY OF RISK FACTORS
We are subject to a variety of risks and uncertainties, including those highlighted under “Risk Factors” in Part I, Item 1A of this report, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could adversely affect our financial condition, results of operation, and cash flows. These risks include, but are not limited to, the following:
Risks Related to Our Business Model, Operations, and Growth Strategy
•We have a limited operating history, which makes it difficult to predict our future financial and operating results, and we may not achieve our expected financial and operating results in the future;
•We have incurred significant net losses since our formation, and it may be difficult for us to achieve and maintain profitability;
•Economic conditions, including slower growth or recession, may adversely affect our business, results of operations, and financial condition by reducing demand for the services provided on our platform;
•We may not be successful in scaling up our new Learning Membership model, and we could suffer losses and our results of operations may suffer if we are not successful.
•A regional or global health pandemic, including COVID-19, could severely affect our business, results of operations, and financial condition due to impacts on Learners and Experts who use the platform, and consumer and institutional spending more broadly, as well as impacts from remote work arrangements, actions taken to contain the disease or treat its impact, and the speed and extent of any recovery;
•We contract with some individuals and entities classified as independent contractors, not employees, and if federal or state law mandates that they be classified as employees, our business may be adversely impacted;
•Our business depends heavily on the adoption of our offerings by new and existing customers. If we fail to attract new Learners or retain existing Learners, our revenue growth and profitability may be adversely impacted;
•We rely on our new and existing Learners to drive utilization and to generate revenue;
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
•If we are not successful in scaling up our Institutional offering to educational systems, we could suffer losses and our results of operations could suffer;
•Contracts with education systems present unique risks and uncertainties that are not present when selling directly to Learners;
•We have grown rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, the success of our business model may be compromised;
•Computer malware, viruses, hacking, phishing attacks, spamming, and other cyber-related incidents could harm our business and results of operations;
•We depend on third-party vendors, tools, and platforms for services, including but not limited to hosting, discovery, advertising, delivering content, and more;
•We face competition from established as well as other emerging companies and technologies, which could divert customers to our competitors, result in pricing pressures, and significantly reduce our revenue;
•Part of our revenue is based on demand related to certain tests and admissions to certain types of schools, which could face headwinds; and

•We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.
Risks Related to Regulations
•Changes in laws or regulations relating to consumer data privacy or data protection, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could materially and adversely affect our business.
Risks Related to Intellectual Property
•We operate in an industry with extensive intellectual property litigation, and we have been, and may be in the future, subject to claims related to a violation of third-party’s intellectual property rights. Such claims against us or our important vendors and suppliers, even where meritless, can be costly to defend and may hurt our business, results of operations, and financial condition; and
•Failure to adequately protect our intellectual property and other proprietary rights could adversely affect our business, results of operations, and financial condition.
Risks Related to Ownership of Class A Common Stock and our Warrants, Our Status as a Public Company, and the Tax Receivable Agreement
•A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of Class A Common Stock to drop significantly, even if our business is performing well;
•Charles Cohn, our Founder, Chairman, President, and Chief Executive Officer, beneficially owns a significant portion of our common stock and has significant influence over us;
•Our warrants may never be in the money, and they may expire worthless, and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment;
•We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worth less;
•We may be required to make payments under the tax receivable agreement for certain tax benefits that we may claim, and the amounts of such payments could be substantial;
•In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the tax receivable agreement; and
•We will not be reimbursed for any payments made under the tax receivable agreement in the event that any tax benefits are subsequently disallowed.
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
Business Overview
We operate a platform for live online learning. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including one-on-one instruction, small group classes, large format group classes, coding, tutor chat, essay review, and adaptive self-study. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Our solutions are available directly to Learners, as well as through schools and other institutions. Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our offerings also include Varsity Tutors for Schools, a product suite (including High Dosage, Teacher Assigned, and On Demand Tutoring) that leverages our platform capabilities to offer our online learning solutions directly to education systems. We have built a diversified business across multiple audiences, including: K-8, High School, College, Graduate School, Professional and Adult.
We continue to evolve our product offerings to better meet the needs of Learners by launching Learning Memberships, a monthly membership program that includes access to one-on-one instruction, unlimited live group classes, live and on-demand lessons, coding, tutor chat, essay review, adaptive assessments, and self-study modules. Learning Memberships are for Learners of all ages, ranging from kindergarten to college and adult learners. We’re continuing to invest to expand and broaden the product depth of Learning Memberships with even more learning solutions for our members to deliver unparalleled and enhanced value.
We believe the transition to a recurring, ‘always on’ relationship, will lead to longer-term and more consistent engagement with the platform by Learners, while also allowing us to serve our customers’ ongoing learning needs across the entirety of their education lifecycle. We also believe that over time Learning Memberships will have a significant impact on Expert engagement and retention, as Experts are seeking longer-term and more consistent earning opportunities.
Finding the exact right Expert to meet the specific and unique needs of a Learner is a critical driver of having a successful learning experience and has a profound impact on Learner satisfaction. Our technology platform identifies and curates the top Experts in every subject, which enables us to match Learners to the Experts who are ideally qualified to help them learn. The result is an exceptional experience for Learners. We use AI to select the ideal Expert for a given Learner’s needs, taking into account several variables, including Learner and Expert attributes, diagnostic assessments, and data from past learning experiences. We believe quality matching is a key differentiator for Nerdy, something that legacy offline models and online directories struggle to do well.
Our platform and multiple learning formats allow us to deliver value in more ways and establish long-term, recurring relationships between Learners and Experts. This generates powerful network effects in our business: high customer satisfaction attracts more Learners to our platform, which in turn attracts more Experts as well. These dynamics have allowed us to deliver durable growth and healthy unit level economics.
Our Two-Sided Network
Nerdy connects Learners of all ages with the Experts they need to advance and develop in-demand skills, pass critical exams and certifications, excel academically, and live up to their potential. Nerdy allows people to learn online in approximately 3,400 subjects, when they want, from the convenience of home, school, and any other location at the click of a button.

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
•Long-Term, Consistent Learning: We have developed products that have created an opportunity to develop longer and more all-encompassing relationships that span academic calendar years, subjects, and learning formats.
•Purpose-Built Technology: Our platform was designed specifically for learning with interactive technology tools such as two-way video, collaborative work-spaces, recording and replay capabilities, and adaptive diagnostic testing, as well as integrated personalization features to facilitate instruction and provide a more engaging and enjoyable experience to Learners.
•Expansive Range of Subjects: We are focused on developing breadth and depth in our subject catalog. The approximately 3,400 subjects we currently offer our Learners serves their needs across the entire learning lifecycle.
•Learning Across Multiple Formats: Learning Memberships combine all of our products into a singular solution with all-inclusive pricing, making it easy and affordable for Learners to engage in multiple learning formats.
•Cost Effective: We believe we provide the best value for our Learners by offering a cost-effective and superior learning experience in comparison to traditional offline learning models. The flexibility of access provided by our platform along with the expansive subject catalog and multi-format learning experience at varying price points alleviates the inefficiencies of legacy models.
Experts
Our platform attracts highly qualified and experienced Experts who are passionate about helping people learn and interested in earning supplemental income in a flexible and convenient manner. They come from varied backgrounds, including teachers, professors, professionals, graduate and college students, retirees, and self-employed individuals. Our rigorous multi-step interview and vetting process leverages technology, including AI and process automation, and conditional human review for candidate evaluation. This confluence of technology, process automation, and AI allows us to source high quality Experts at scale with minimal human labor, making the process highly scalable and efficient. We have strong and growing engagement in the Expert network, and have the ability to scale with demand.

Our value proposition for Experts
•Large Learner Population, Strong Income Potential, More Convenient: Our platform empowers Experts with the convenience of immediate access to a large audience of Learners, providing the opportunity for meaningful supplementary earnings without the required effort to find new customers and without geographical constraints.
•Consistent Opportunities: Consumer demand trends toward recurring, ‘always on’ relationships has also impacted how Experts interact with our platform. As a result of our evolution towards Learning Memberships, we have given Experts the ability to develop deeper relationships that allow for more consistent revenue-generating opportunities.
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
•Frictionless Payment Processing: We ensure the Experts are paid on-time and securely with frequent payments, alleviating administrative burden and hassle and allowing them to focus on helping Learners learn.
Market Network Effects
Our platform benefits from several positive and reinforcing network effects. As we leverage technology to improve the match quality between Experts and Learners, we are able to improve the experience on both sides of our network. Our AI leverages millions of usable data points to personalize the experience for each Learner and Expert. The result is a high-quality learning experience across approximately 3,400 subjects. The higher the quality of Experts on our platform, the more Learners are attracted to our platform.
More Learners on our platform leads to more earning opportunities for Experts and more high quality and rewarding interactions with Learners. Our algorithms allocate more work to the best Experts, which helped lead to increased engagement among Learners and Experts. Additionally, access to high-quality Experts has enabled us to add more subjects and more learning formats to our platform. We have built a comprehensive online learning destination that provides Learners of all ages with multiple ways to learn.
Industry Background and Key Trends
There are several favorable trends in the learning market that make our platform and proposition appealing on both sides of the network and we believe that our business will disproportionately win as these category dynamics shift.
•Secular Digitization of Learning: We believe the learning industry is at an inflection point for online adoption and is undergoing rapid digital transformation. Technology has lowered the barriers for individuals to access learning opportunities and connect with Experts on a global scale and is removing the inefficiencies of in-person interactions, increasing affordability, extending geographic access, and providing flexibility and convenience through on-demand online models. AI is the theory and development of computer systems able to perform tasks that normally require human intelligence. Machine learning is a method of data analysis that automates analytical model building. It is a branch of AI based on the idea that systems can learn from data, identify patterns, and make decisions with minimal human intervention. We leverage both internally developed and externally licensed capabilities related to AI, which allows large data sets to be leveraged and understood in a way that can generate substantial insights that drive the personalization of the learning experience. Increased digital connectivity between Learners, Experts, and other key stakeholders is improving communication and accountability to provide increased transparency into Learner achievement.
•Consumerization of Learning: The transition in parents’ and modern Learners’ preferences towards finding, curating, and managing their own learning is reshaping the learning markets and contributing to the digitization of learning. These consumers experience the same level of agency and modern technology-enabled approach they experience in other categories that have digitized. As a result of this shift in consumer behavior, learning providers have emerged that focus on direct-to-consumer models making learning resources, including live learning, available broadly and on-demand. By providing numerous learning formats to help Learners access top Experts across a multitude of formats, including adaptive self-study tools, our platform empowers both Learners and Experts to have more agency, optimize interactions, and enhance their learning and instructing experience.
•Demand for Long-Term, Consistent Learning: Learners are expressing interest in supplemental learning solutions that support a more consistent use pattern over extended periods of time and a default to recurring, ‘always on’ relationships.

•Pandemic’s Impact on Learning Proficiency: The pandemic led to prolonged closures in 2020 and 2021 of K-12 schools and colleges and universities throughout the United States (the “U.S.”). These closures have been a significant driver of learning loss in the last two years for students. The National Center for Education Statistics (“NCES”) published what is known as the “Nation's Report Card” in October 2022. The results showed that fourth and eighth graders fell behind in reading and dropped to levels not seen since 1992. Meanwhile, math scores had the largest ever decline on record. This is the first report card published since the onset of the pandemic, and results are being compared to pre-pandemic scores (2019). To help combat these challenges, we launched our Institutional strategy with the introduction of Varsity Tutors for Schools, a product suite (including High Dosage, Teacher Assigned, and On Demand Tutoring) that leverages the technology infrastructure and product capabilities originally developed for our Consumer business, providing a single comprehensive Learning Platform as a Service that allows institutions to roster entire student bases and deploy solutions for different segments of students. The offerings are highly customizable and can be deployed by school administrators across their entire student populations in a scalable manner. We expect Varsity Tutors for Schools will also be a strong partner for education systems and universities as they continue to evolve their offerings to attract and support their diversified student populations. We view partnering with education institutions, including K-12 school districts and universities, as a durable, long-term opportunity to help improve the way supplemental learning is administered.
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
•Shift to Lifelong and Skills-Based Learning: Our economy has evolved to a knowledge-based economy, with employers competing for workers with the most job-appropriate and up-to-date skill sets. Additionally, technological advancements and their resulting transformational changes across industries are impacting skill requirements in today’s workplace. According to the Future of Jobs Report 2020 published by the World Economic Forum, companies hope to internally redeploy 50% of employees displaced by technological automation and augmentation. As a result, today’s workforce needs to constantly learn new concepts and skills to keep pace with fast-changing job requirements without the heavy penalty of having to temporarily exit the workforce. The Future of Jobs Report 2020 suggests that companies looking to ensure success of these redeployment strategies will, among other things, need to direct their employees to effective resources and meaningful curricula. Our learning platform is ideally positioned to provide today’s professionals the flexibility to continue their learning journey at their convenience while acquiring the requisite skills across a vast range of subjects and multiple learning modalities, and also provide their employers with a return on their investment.
Our Market Opportunity
A recent industry report estimates that the global market for supplemental education in 2020 was estimated to be $1.3 trillion, excluding government-funded education. The market for direct-to-consumer learning is large, fragmented, and ripe for disruption. GSV Ventures estimates that online penetration of this market is expected to grow 5 fold by 2026, which represents a CAGR of 30%, providing significant macroeconomic tailwinds for our business. We believe that advances in technology - specifically the ability to deliver high quality, personalized instruction at an affordable price with more convenience - have created a tremendous opportunity to transform the way learning is delivered. Additionally, with the COVID-19-induced disruptions education institutions have endured in recent years, the receptivity to utilizing technology-enabled, innovative solutions has never been greater. We believe we are at the beginning of a long-term and durable shift in the way supplemental learning will be delivered - a shift that we believe will persist for years to come. We estimate our U.S. direct-to-consumer learning total addressable market was approximately $57 billion in 2020 and will grow to approximately $75 billion by 2025.
In addition to the direct-to-consumer market, we also target long-term relationships with education institutions, which receive a large variety of funding sources. We believe Varsity Tutors for Schools, our product suite that leverages our platform capabilities to offer our online learning solutions directly to education systems, is uniquely positioned to support these education institutions.
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
Learning Memberships
In 2022, we continued to evolve our product offerings to better meet the needs of Learners by launching Learning Memberships, a monthly membership program that includes access to one-on-one instruction, unlimited live group classes, live and on-demand lessons, coding, tutor chat, essay review, adaptive assessments, and self-study modules. We’re continuing to invest to expand and broaden the product depth with even more learning solutions for our members to deliver unparalleled and enhanced value.
The membership model has simplified our sales model, while also introducing a lower upfront price point for Learners seeking supplemental learning support. Customer feedback indicates customers like the value, flexibility, and pricing of our Learning Memberships. We believe that the lower upfront costs and tremendous value will make our platform more widely accessible and significantly widen our total addressable market.
Learning Memberships are for Learners of all ages, ranging from kindergarten to college and adult Learners, and can be used in any subject, at any time. Memberships are helping transform our relationship with customers into one that is recurring in nature and spans subjects and learning formats. The model encourages ongoing consistent learning over longer periods of time, which is leading to significant improvements in customer engagement and lifetime value. Learning Memberships provide Learners access to multiple learning formats, including the following:
One-on-One Instruction
Through our one-on-one instruction format, Learners receive a completely personalized learning experience. Our award-winning and purpose-built Live Learning Platform enables collaboration and interaction including features such as two-way video, collaborative workspace, and session recording that not only seeks to replicate the best aspects of the in-person learning experience online, but actually delivers an enhanced experience that was simply not possible offline. Learners use our platform to access highly qualified Experts, on a flexible schedule, from wherever they want. Learners also have access to On Demand Tutoring, a solution that provides Learners immediate access to live online one-on-one instruction 24 hours a day and 7 days a week with no prior appointment necessary.
Live Group Classes
We offer a comprehensive, multi-format, learning experience to meet our Learners’ needs beyond one-on-one instruction. Our interactive, live, online classes allow Learners of all ages to connect in a collaborative and social environment.
•Small Group Classes: Our Small Group Class format is re-inventing the in-person classroom online, allowing Learners to join up to 20 other peers for live lessons in a virtual classroom across a range of topics, including academic, enrichment, foreign languages, test prep, and professional certification. By using adaptive assessments to determine the proficiency of each Learner before placement, the class experience is more tailored to the individualized needs of participants. Classes are taught by highly qualified Experts with deep instructional and teaching experience. Through Q&A sessions, student projects, and individualized attention, the Experts are able to intimately engage with each Learner while providing a more social, less intensive solution than one-on-one instruction.
•Large Group Classes: Through our Large Group Class format, we can facilitate high quality scaled live learning experiences for 500 to over 50,000 students at any given time. Subjects offered range from academic, to test prep, to enrichment.
Adaptive Self-Study
Our adaptive self-study solutions drive engagement with both new and existing Learners on the platform. Tools and resources, such as adaptive assessments, practice problems, and videos to help Learners progress at a pace that works for them, are offered completely free of charge. Our collection of over 200 thousand standards-aligned practice problems, quizzes, flashcards, and diagnostic assessments are delivered on our platform and via our mobile apps, enabling millions of Learners to access quality asynchronous tools to improve learning outcomes. Using the latest advances in learning science and AI, our adaptive assessments can measure a Learner’s proficiency in a given subject in as little as 20 minutes.
Learning Platform as a Service
Our Learning Platform as a Service offers a customizable set of solutions allowing learning to be ‘always on’ and available for Learners. By offering a comprehensive suite of learning solutions, institutions can add services and product offerings over time as needs evolve, allowing Nerdy to be a long-term partner to institutions as they seek recurring and durable relationships.

Our Learning Platform as a Service offering leverages the technology infrastructure and product capabilities originally developed for our Consumer business, providing a single comprehensive software platform that allows institutions to roster entire student bases and deploy solutions for different segments of students.
In 2022, as part of our ‘always on’ vision, we built two new products for our Institutional business that are oriented toward providing district-wide solutions that can be deployed across entire student and teacher populations, significantly widening the impact we can have with our school district partners. Teacher Assigned is a solution that empowers educators who know students best to schedule face-to-face, personalized support from tutors. Teachers can leverage an extra set of hands focused on reinforcing what happens in the classroom, with a targeted focus on the specific needs of an individual student. On Demand Tutoring provides universal support to all students with access to 24/7 chat-based tutoring, essay editing, and self-directed learning tools. These new solutions are oriented around more comprehensive and strategic relationships with schools and lend themselves to long-term partnerships, as they serve the entire student population. When these new product offerings are combined with our existing high-dosage tutoring product, we believe Nerdy provides the tools that students, teachers, and administrators are seeking by offering access to ‘always on’ educational resources.
Our Institutional solutions also include live instruction (1:1 up to 1:5 live tutoring and small group classes) and adaptive diagnostic assessment and measurement of progress (mapped to state standards). Importantly, by using adaptive diagnostic assessments to determine the subject proficiency of each Learner, our platform based approach enables students of similar subject level mastery to receive personalized instruction in a small group setting. In the future, our Learning Platform as a Service may include enrichment programming, solutions for students with Learning Differences, and other educational tools. The offerings are highly customizable and can be bundled and deployed across entire student and teacher populations in a scalable manner to meet the needs of specific school districts.
Our Competitive Strengths
Innovative, highly scalable technology platform purpose-built for online learning.
We have built our proprietary technology platform from the ground up with the purpose of transforming how people learn. We leverage technology, through AI, process automation, and other technology, to scale high quality, live instruction, and our platform is designed to optimize online Learner-Expert interactions through tech-enabled features. Our platform is built to scale quickly to accommodate high volumes, and the rapid introduction of new learning formats and subjects. In 2022, our platform hosted 2,227 thousand paid sessions serving approximately 158 thousand Active Learners. We believe our highly scalable platform provides us with opportunities to continue to grow with relatively low capital expenditure requirements, where we build a capability or product one time, and leverage it many times across different markets and audiences.
Strong Unit Level Economics
The Learning Membership model is helping transform our relationship with customers into one that is recurring in nature and spans subjects and learning formats. The model encourages ongoing consistent learning over longer periods of time, which is leading to significant improvements in customer engagement and lifetime value.
Customer surveys and engagement trends support our view that Learning Memberships provide significantly more value to customers than purchasing services à la carte. Based upon both our historical experience with customers engaging in learning across multiple formats, as well as our recent experience with Learning Membership customers, we have seen that multi-format engagement is highly correlated with better retention and extending customer lifetime value and monetization.
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
As a leading provider of live, online learning and one of the largest platforms for live, online learning in the U.S., we attract and help Learners across multiple audience segments and subjects. We are continually investing in broadening our existing catalog of approximately 3,400 subjects for audiences across the learning lifecycle, including live instruction solutions, as well as proprietary content used for adaptive assessments and self-study. We consistently invest in improving our capabilities, technology architecture, and developing new solutions that can be leveraged across new markets and audiences. There is also considerable and relatively untapped opportunity to extend our platform to reach audiences beyond the U.S. We believe that as our range of subjects offered and audiences served through the platform grows across learning categories, our market presence and brand recognition will expand, driving more Learners and Experts to our platform.
Direct-to-Consumer Audience
Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including, one-on-one instruction, small group classes, large format group classes, and adaptive self-study. We are focused on further penetrating our core audiences and continuing to improve the product and customer experience in order to further expand our appeal among our direct-to-consumer audience. As shown through our development of Learning Memberships and On Demand Tutoring, we are constantly exploring new methods of learning that will allow us to broaden our appeal to more Learners. We have seen strong demand and increasing engagement, including in early data surrounding Learning Memberships, as we continue to evolve our services and products toward ‘always on’, recurring relationships with Learners that better serve our multiple direct-to-consumer audiences.
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
We believe school administrators and educators are rethinking how they can deliver the best outcomes for students, looking for new solutions beyond the traditional approach, which historically solved learning demands only with internal and in-person resources. Educators and students now have the opportunity to embrace not only the wealth of digital content options available, but also the increasingly flexible and personalized learning experiences that drive student outcomes.
In August 2021, we launched our Institutional business, Varsity Tutors for Schools, which leverages and builds on our existing platform capabilities to offer education institutions, including school districts, the ability to deploy our solutions across large groups of students. In 2022, as part of our ‘always on’ vision, we launched Teacher Assigned and On Demand Tutoring for K-12 schools. Our Learning Platform as a Service offering leverages the technology infrastructure and product capabilities originally developed for our Consumer business, providing a single comprehensive software platform that allows institutions to roster entire student bases and deploy solutions for different segments of students. The offerings are highly customizable and can be deployed across large populations in a scalable manner to meet the needs of specific populations. With the strategic investments we are making to adapt our platform for institutions and school districts, we are well-positioned to be the unlimited learning solution of choice. Our unique and scalable platform leverages millions of data points to deliver live, personalized learning, offering administrators and school officials a critical solution as they lead the next generation of Learners.
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

Our Technology Platform
Technology is at the core of everything we do. Our Consumer and Institutional models are driven by a scalable technology infrastructure that is engineered for learning. We consistently invest in improving our capabilities and technology architecture, as well as in developing new solutions that can be leveraged across new markets and audiences. Our platform is supported by a team of highly experienced and talented developers. Importantly, the investments we make to support a learning solution for one audience can be scaled to apply to new audiences, resulting in returns that are multiples of our initial investment. At our core, we are a technology business and technology investments persist throughout all aspects of the Learner and Expert journey. There are specific groupings of core competencies, or layers, highlighted below, that we believe to be particularly differentiated and powerful. We collectively call them AI for HI®, short for Artificial Intelligence for Human Interaction.
Moreover, the latest AI advancements are allowing us to rapidly develop transformative experiences involving the real-time generation of content with near zero costs, improving our ability to deliver live human interaction and personalized learning at scale. We have developed new products from these advancements, which represent the initial phase of Nerdy’s implementation of ChatGPT and the latest AI technologies for Consumer Learning Membership customers. We plan to roll out additional products and features for Consumer customers that expand on these new capabilities as a part of Learning Memberships, including practice problem and answer generation for self-study, as well as additional AI-driven tools such as flashcard generation, essay proofreading, and math solvers.
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
While we believe we are one of the few companies that offers a comprehensive destination for live learning online, we do compete with other direct-to-consumer and institutional solutions. Consumers have a variety of choices in terms of competitive options, and some of these competitors are well capitalized. We compete against a variety of tutor and class marketplaces and directories and also against companies that offer asynchronous and self-study products. We believe that consumer awareness is one of the primary barriers to the adoption of our online solution. While we have scaled to hundreds of thousands of users, many people in the U.S. and institutions are not aware of the online solutions we offer. Many still believe they need to drive to a brick-and-mortar location often during rush hour traffic to find supplemental learning assistance. We have invested millions of dollars to drive consumer awareness and believe that we will continue to raise awareness of the value and availability of our platform.
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
In addition, while COVID-19 accelerated and amplified some of the acute challenges within the U.S education system that existed before the pandemic, adding incremental headwinds in the process, it also created an environment where new solutions to these challenges were both welcome and actively being pursued. Furthermore, with recent advancements in technology, like the learning solutions that we offer, transforming the way people learn has never been more possible. We believe we are at the beginning of a long-term and durable shift in the way supplemental learning will be delivered - a shift that we believe will persist for years to come.
For additional discussion regarding the impact of the COVID-19 pandemic, refer to “Cautionary Statement on Forward-Looking Statements” on page 1 of this report and “Risk Factors” in Part I, Item 1A of this report.
Reverse Recapitalization
On September 20, 2021, TPG Pace Tech Opportunities Corp., an exempted company incorporated in the Cayman Islands (“TPG Pace”), and Live Learning Technologies LLC, a Delaware limited liability company (along with its wholly-owned subsidiaries, “Nerdy LLC”), consummated a business combination (the “Closing”), pursuant to the business combination agreement, dated as of January 28, 2021 (as amended, the “Business Combination Agreement”). Nerdy LLC is a holding company that is the sole owner of several operating companies, including its flagship business Varsity Tutors. Immediately prior to the Closing, TPG Pace became a Delaware corporation and was renamed Nerdy Inc. This transaction is referred to herein as the “Reverse Recapitalization.” As a result of the Reverse Recapitalization, Nerdy LLC is consolidated with and into Nerdy Inc.
The Reverse Recapitalization was accomplished through an umbrella partnership corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies (operating as partnerships) undertaking an initial public offering. The Up-C structure allowed legacy Nerdy LLC equity holders (the “Legacy Nerdy Holders”) to retain their equity ownership in Nerdy LLC, an entity that is classified as a partnership for U.S. federal income tax purposes, and provides potential future tax benefits for Nerdy Inc. when the Legacy Nerdy Holders ultimately redeem their pass-through interests for shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) in Nerdy Inc. as a result of a tax receivable agreement (the “Tax Receivable Agreement”). Under the terms of the Tax Receivable Agreement, 85% of these potential future tax benefits realized by Nerdy Inc. as a result of such redemptions will be paid to certain Legacy Nerdy Holders.
Human Capital
We are a remote-first company, which means that working remotely is the primary option for our employees. Much like online learning affords Learners the ability to find the best Expert for their needs irrespective of location, we believe a remote-first orientation enables us to access a significantly larger talent pool from which to hire, which can serve as a long-term competitive advantage. As of February 14, 2023, we had approximately seven hundred full and part-time employees, none of whom are covered under a collective bargaining agreement.
Talent Acquisition, Development, Engagement, and Retention
We believe that our employees are our greatest asset and place a premium on the importance of their retention, growth, and development. We offer competitive compensation, including salary and equity, and benefits packages to meet the needs of employees where we operate. All employees are offered training and development opportunities, including unlimited free classes and 52 hours of free tutoring on our Live Learning Platform (for which they provide feedback on their experience with the platform, which helps us improve the platform).
Diversity and Inclusion
We have a diverse talent pipeline that allows us to model our leadership principles, foster innovation, build high performing teams, and deliver results. We firmly believe that a diverse workforce enables stronger company performance, enhances culture, and better positions us to serve the varied needs of our customers. We aspire to and promote a welcoming, inclusive culture that values all people - regardless of sex, gender, race, color, religion, national origin, age, disability, veteran status, sexual orientation, gender expression, or experiences - through recruiting outreach and internal connection. We are committed to being an organization that is as diverse as the audiences we serve, and that commitment is a part of every hire we make. As of February 14, 2023, approximately 67% of our employees were women and approximately 31% of employees were racially and ethnically diverse.
Regulatory and Administrative Investigations, Audits, and Inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning the classification and compensation of Experts, data security, tax issues, unemployment insurance, workers’ compensation insurance, business practices, and other matters. Results of investigations, audits, inquiries, and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, reputational risks, and the diversion of management resources and other factors. For additional information regarding the impact of regulatory and administrative investigations, audits, and inquiries on our business and financial results, see “Risk Factors” in Part I, Item 1A of this report.
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
We are also subject to data privacy and data security laws related to the personal information we collect from Learners and Experts. It is not possible to predict whether or when such legislation may be adopted in additional jurisdictions, and certain proposals, if adopted, could harm our business through a decrease in consumer registrations and revenues, or through a change in marketing strategies; however, a federal data privacy and security standard, which is also a possibility, may provide substantial clarity and benefits for businesses that collect and maintain such data.
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
Data Privacy and Security
We prioritize the trust of Learners, Experts, schools, vendors, and employees and place an emphasis on data privacy and security. The privacy and security programs are designed and implemented in an effort to address the compliance and security requirements of data related to Learners, Experts, schools, vendors, and employees.
We have a dedicated team of professionals that focus on application, network, and system security, as well as security compliance, education, and incident response. We maintain a vulnerability management program designed to identify security vulnerabilities on servers, workstations, and applications, and subsequent remediation of vulnerabilities. Regular internal and external penetration tests are also conducted, and open items are remediated.
We rely on internet systems and infrastructure to operate our business, some of which are managed by third parties. We have implemented physical, technical, and administrative safeguards designed to help protect our systems. We routinely update, monitor, patch, and upgrade our systems to optimize performance and protect against known and unknown vulnerabilities, material disruptions, or slowdowns. We encrypt external data in transit and use security controls in order to control access to the resources containing personal data or other confidential information.

We design the platform, offerings, and policies to facilitate compliance with evolving privacy and data security laws and regulations. We post privacy policies online and maintain certain other internal policies and practices relating to data security and concerning processing, use, and disclosure of personal information. We collect and use aggregated, end-user information to develop, provide, and improve our platform and offerings.
Our publication of the privacy policy and other statements regarding privacy and security may subject us to investigation or enforcement actions by federal, state, and international regulators if they are found to be deficient, lacking transparency, deceptive, or misrepresentative of the practices. We also may be bound from time to time by contractual obligations related to our collection and use of certain personally identifiable information.
The privacy and data security laws and regulations to which we are subject, as well as their interpretation, are evolving and expected to continue to change over time. We continue to monitor the current landscape of privacy and security laws, as well as pending and emerging legislation, in both U.S. state and federal jurisdictions and abroad. It is not possible to predict whether or when such legislation may be adopted in additional jurisdictions (such as enacted state privacy laws in California, Virginia, and Colorado, for example), and certain proposals, if adopted, could harm our business through a decrease in registrations and revenues, or through a change in marketing strategies; however, a federal data privacy and security standard, which is also a possibility, may provide substantial clarity and benefits for businesses that collect and maintain such data.
Other privacy and data security laws and regulations to which we may be subject include emerging state legislation, COPPA, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, TCPA, and Section 5(c) of the Federal Trade Commission Act. Additionally, the Company may be subject to foreign privacy and data protection requirements including the United Kingdom’s Data Protection Act 2018, European General Data Protection and Canada’s Personal Information Protection and Electronic Documents Act. More generally, the various privacy and data security legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our mobile applications or websites. We may need to take additional measures to comply with the new and evolving legal obligations and to maintain and improve the information security posture in an effort to avoid information security incidents or breaches affecting personal information or other sensitive or proprietary data.
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
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the U.S. and other countries to the extent it is determined to be appropriate and cost-effective. As of February 14, 2023, we have several registered and pending trademarks in the U.S. and foreign jurisdictions. Additionally, we have common law rights in some trademarks in the U.S. and foreign jurisdictions, as well as many registered copyrights in the U.S. We also have numerous registered domain names for websites that are used in the business, such as www.nerdy.com, and the businesses of the subsidiary entities, such as www.varsitytutors.com, and other businesses and their respective variations.
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
Information about our Executive Officers
The section below provides information regarding our executive officers as of February 14, 2023:
Charles Cohn, age 37, is our Founder, Chairman, President, and Chief Executive Officer. Mr. Cohn founded the company in 2007. Mr. Cohn previously worked in energy & power investment banking at Wells Fargo Securities and venture capital at Ascension Ventures, which he then left to focus on growing Nerdy full-time at the end of 2011. He serves on the national council board of the entrepreneurship program at Washington University in St. Louis. Mr. Cohn has a BSBA in Finance and Entrepreneurship from Washington University in St. Louis.
Jason Pello, age 43, has served as our Chief Financial Officer since October 2020. Previously, Mr. Pello served as our Vice President, Finance and Accounting from September 2019 until October 2020. Prior to joining Nerdy, Mr. Pello served as Vice President, Corporate Finance at Save-A-Lot, a revenue grocery chain owned by private equity from December 2017 until September 2019. Prior to that role, Mr. Pello served as Vice President, Internal Audit from November 2015 through November 2017, and Interim Vice President of Financial Planning & Analysis from October 2016 through November 2017, at Caleres (formerly Brown Shoe Company), a publicly traded shoe retailer. Mr. Pello holds a Bachelor’s and Master’s degree in Accounting from the University of Missouri-Columbia and is a registered CPA in Missouri (inactive).
Heidi Robinson, age 49, has served as our Chief Product Officer since July 2016. Prior to joining Nerdy, Ms. Robinson served as Vice President of Product & Customer Experience at Sears Home Services from November 2014 through May 2016. Prior to her role at Sears Home Services, Ms. Robinson held roles as VP, Product at venture-backed startup Pro.com and as VP, User Experience and Optimization at Nordstrom Direct, as well as 14 years at Amazon, where she led product management for Kindle retail and AmazonFresh, among other efforts. Ms. Robinson received a Bachelor’s degree from Pacific Lutheran University and an MBA from the University of Washington.
Chris Swenson, age 51, has served as our Chief Legal Officer and Corporate Secretary since August 2019, having started Nerdy’s legal department in May 2015 as its Vice President and General Counsel. Prior to joining Nerdy, Mr. Swenson was a partner at the national law firm of Polsinelli PC, and began serving as Nerdy’s outside counsel in 2008, shortly after it was founded. Mr. Swenson received a BSBA with distinction and a BA from Washington University in St. Louis, as well as his law degree from the University of Missouri-Kansas City.

ITEM 1A. RISK FACTORS.
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations, and cash flows. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the sections of this report entitled “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.
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
Our ability to fully integrate these new services into our platform or achieve satisfactory financial results from them is unproven. Because we have a limited operating history and the market for our services, including newly built products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our most recent offerings. If the markets for a direct-to-consumer or an institutional, online learning platform do not develop as we expect or if we fail to address the needs of these markets, our business may be harmed. Some of our offerings, including small group classes, large format group classes, and adaptive self-study, have only been meaningfully integrated into our broader platform over the past year and thus have limited operating history.
You should consider our business and prospects in light of the risks, expenses, and difficulties typically encountered by companies in their early stage of development, including, but not limited to our ability to successfully:
•execute on our relatively new, evolving, and unproven business model, including our shift in 2022 to offering Learning Memberships and our recent introduction of Varsity Tutors for Schools offerings;
•build new products and services, both internally and through third parties;
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

We have incurred significant net losses since our formation, and it may be difficult for us to achieve and maintain profitability.
We have experienced significant net losses since our formation in October 2007, and we may continue to experience net losses in the future. Our net losses for the years ended December 31, 2022, 2021, and 2020 were $63,908 thousand, $30,679 thousand, and $24,663 thousand, respectively.
We expect to continue to make investments in the building and expansion of our business and platform and anticipate that our cost of revenues and operating expenses may increase. Additionally, as a public company, we now incur significant legal, accounting, and other expenses that we did not incur as a private company. We may not succeed in increasing our revenue sufficiently to offset any higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur losses in the future for a number of reasons, including slowing demand for online learning by consumers, slowing demand for our other products and services, increasing competition, including increasing price competition, decreasing spending on learning and education by consumers, and other risks described herein. We may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable and we cannot assure you that we will be able to achieve profitability.
The Company’s operations and performance depend in part on economic conditions, and adverse economic conditions may adversely affect the Company’s business, results of operations, and financial condition.
Adverse macroeconomic conditions, including inflation, slower growth or a recession, tighter credit, higher interest rates, and higher unemployment rates can adversely impact consumer confidence and spending and may adversely affect demand for the services provided on our platform.
A regional or global health pandemic, including COVID-19, could severely affect our business, results of operations, and financial condition due to impacts on Learners and Experts that use the platform, and consumer and institutional spending more broadly, as well as impacts from remote work and remote learning arrangements, actions taken to contain the disease or treat its impact, and the speed and extent of the recovery.
A regional or global health pandemic, depending upon its duration and severity, could have a material adverse effect on our business. For example, the COVID-19 pandemic has had numerous effects on the global economy. Governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures, including shutdowns and “shelter-in-place” orders suggested or mandated by governmental authorities or otherwise elected by companies as a preventive measure, adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, led to an economic downturn in many of our markets.
We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties that will be dictated by the length of time that the pandemic and related disruptions continue, the impact of governmental regulations that might be imposed in response to the pandemic, and overall changes in consumer behavior.
At this point, there remains significant uncertainty relating to the potential impact of COVID-19, including the impact to global and local economic conditions. Purchase and utilization of our offerings may be affected by changes in the U.S. economy and by global economic conditions, including the impact of the COVID-19 pandemic, as well as economic changes unrelated to the pandemic. Given the uncertainties associated with COVID-19 or any other regional or global health pandemic, it is difficult to fully predict the magnitude of potential effects on our business, both positive and negative, and our strategic partners, financial condition, and results of operations.
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
We engage independent contractors and are subject to the federal laws and regulations, including but not limited to the U.S. Internal Revenue Service (the “IRS”) regulations, and applicable state laws and regulations regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable to the nature of the relationship between us and the independent contractors. Further, if legal standards for classification of independent contractors change, whether at the federal or state level, it may be necessary to change our business model or modify our compensation structure for these roles, including by paying additional compensation or reimbursing expenses (or whatever other requirements related to employees, versus independent contractors, are implicated by any such determination(s) or change(s)).

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
In 2022, the Company had approximately 20 thousand Active Experts with independent contractor agreements. The Company defines an Active Expert as having instructed one or more sessions in a given period. We engage all of the Experts as independent contractors, and therefore, any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and our ability to attract and retain Experts and employees. We may also choose to cease engaging with Experts who are located in jurisdictions where we may be prohibited or otherwise restricted from engaging Experts as independent contractors, which may adversely affect our business.
Our business depends heavily on the adoption of our offerings by new and existing customers. If we fail to attract new Learners or retain existing Learners, our revenue growth and profitability may be adversely impacted.
The success of our business depends heavily on our ability to attract and retain new and existing Learners for our online learning offerings and resources. The growth of our business also depends on the level of engagement by existing Learners with our platform. The substantial majority of our revenue depends on small transactions made by a widely dispersed population with an inherently high rate of turnover primarily as a result of changing needs. In 2022, our average revenue per Active Learner was one thousand thirty dollars. The rate at which we expand our user base of Active Learners and increase Active Learner engagement with our platform may decline or fluctuate because of several factors, including:
•our ability to shift to Learning Memberships;
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
•changes in learning-related spending levels by consumers and institutions;
•the effectiveness of our sales and marketing efforts;
•seasonal demands for our offerings may fluctuate with the seasonal nature of traditional academic calendars; and

•our ability to introduce new products and services that are favorably received by Learners.
If we do not attract more Learners to our platform and offerings or if Learners do not increase their level of engagement with our platform, our revenue may grow more slowly than expected or decline. In particular, in order to engage new Learners, we need to convince Learners of our ability to provide high quality learning online that is better than offline and other online alternatives they may have. It may be difficult to overcome any skepticism, and there can be no assurance that online offerings of the kind we develop will ever achieve mass market acceptance. Additionally, changes in consumption patterns and experience could impact levels of revenue we recognize related to purchased but unused sessions, which could also impact our margins.
If we are not successful in scaling up our new Learning Membership model we could suffer losses and our results of operations may suffer.
We recently launched our Learning Membership model, which delivers a comprehensive learning solution that includes, among other things, access to one-on-one tutoring, unlimited live group classes, live and on-demand lessons, coding, tutor chat, essay review, adaptive assessments, and self-study modules. We have devoted significant resources and management time to launching our new membership program. However, there is no guarantee that we will be able to grow the Learning Membership business or that Learning Memberships will be profitable. If we are not successful, we may suffer losses based on the expenses and resources devoted to pursuing this new strategy, and our results of operation may suffer.
We rely on our new and existing Learners to drive utilization and to generate revenue.
Building awareness of our product offerings and platform is critical to our ability to acquire prospective Learners, drive consumption and utilization, and generate revenue. A substantial portion of our expenses is attributable to marketing and sales efforts dedicated to attracting potential Learners to adopt our online learning offerings. Because we generate revenue based on Learners making purchases for services delivered through our platform, it is critical to our success that we identify prospective Learners in a cost-effective manner and that Learners purchase and remain active in our offerings.
The following factors, many of which are largely outside of our control, may prevent us from successfully driving and maintaining purchase and utilization of our online offerings in a cost-effective manner or at all:
•Negative perceptions about online learning offerings and other non-traditional online services. As a non-traditional form of delivering learning and/or instruction direct-to-consumers over the internet, our online learning offerings will be subject to increased scrutiny by prospective Learners. Online product offerings that we or our competitors offer may not be successful or operate efficiently, and new entrants to the field of online learning also may not perform well. Such underperformance could create the perception that online offerings in general are not an effective way to learn or educate, whether or not our offerings achieve satisfactory performance, which could make it difficult for us to successfully attract prospective Learners. Additionally, as a result of the COVID-19 pandemic, telehealth services, and other non-traditional online services are becoming increasingly prevalent. If any of these online products or services fail to perform well, Learners may become reluctant to purchase or consume online offerings for fear that the learning experience may be substandard and begin to look for alternatives to online learning.
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
Illegal, improper, or otherwise inappropriate activities by Experts and Learners, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform could adversely affect our brand, business, financial condition, and results of operations. These activities may include harassment, sexual misconduct, unauthorized use of credit and debit cards or bank accounts, sharing of Learner accounts, sharing of Experts’ accounts, and other misconduct. While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper, or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Such conduct could expose us to liability or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper, or otherwise inappropriate activities, such as our requirement that Experts undergo third-party background checks as part of the initial contracting process and thereafter, periodic Google/internet checks done in-house and other related policies, are too restrictive and inadvertently prevent qualified Experts otherwise in good standing from using our offerings, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of qualified Experts on our platform and their utilization of our platform could be negatively impacted. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform, on our competitors’ platforms, or on any online platform, could adversely affect our reputation and brand or public perception of our industry as a whole, which could negatively affect demand for platforms like ours and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition, and results of operations.
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
Our reputation, brand, and the network effects among Experts and Learners on our platform are important to our success, and if we are not able to maintain and continue developing our reputation, brand, and network effects, our business, financial condition, and results of operations could be adversely affected.
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
•litigation regarding or investigations by regulators into, our platform or our business;
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
•a failure to enforce our policies or terms and conditions in a manner that Learners, Experts, and other users perceive as effective, fair, and transparent;
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
Additionally, because we are a founder-led company, actions by or unfavorable publicity about, Charles Cohn, our Founder, Chairman, President, and Chief Executive Officer, may adversely impact our brand and reputation. If we do not successfully maintain and develop our brand, reputation, and network effects and successfully differentiate our offerings from competitive offerings, our business may not grow, we may not be able to compete effectively, and we could lose existing qualified Experts or existing Learners or fail to attract new qualified Experts or new Learners, any of which could adversely affect our business, financial condition, and results of operations.
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
Our continued growth and profitability depends on our ability to successfully scale up our existing and newly launched products. As we continue aggressively growing our business, we plan to continue to hire new employees at a rapid pace, particularly in software engineering, data science, product, design, marketing, sales, and customer service. If we cannot adequately recruit, train, or retain these new employees, we may not be successful in acquiring potential Learners or institutions for our offerings, which would adversely impact our ability to generate revenue. Additionally, the Learners or institutions in our offerings could lose confidence in the knowledge and capability of the Experts on the platform. If we cannot quickly and efficiently scale up our technology to handle growing purchases and utilization and new offerings, the Learners’ or institutions’ experiences with our platform may suffer, which could damage our reputation among Experts, Learners, and institutions.
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
If we are not successful in scaling up our Institutional offerings to education systems, we could suffer losses and our results of operations will suffer.
We launched an Institutional strategy with the introduction of Varsity Tutors for Schools in 2021, leveraging our existing platform capabilities to offer online learning solutions directly to education systems. We have devoted significant resources and management time, including hiring new personnel, in launching our new Institutional program. Since the 2021 launch, we have signed contracts with various education systems. However, there is no guarantee that we will continue to grow this program or that the program will be successful. If we are not successful, we may suffer losses based on the expenses and resources devoted to pursuing this new strategy and our results of operations will suffer.
Contracts with institutions present unique risks and uncertainties that are not present when selling directly to Learners.
Our Institutional strategy may present several types of risks and uncertainties inherent in contracting with institutions such as school districts. Many of the contracts that we have entered into with institutions since launching the program in 2021 are school-year contracts subject to annual renewal at the option of the institution. Any number of factors could cause an institution to not renew a contract or otherwise affect its willingness to contract with us, including budget cuts, negative publicity (whether or not the reason for such publicity is within our control), and changes in the composition of local school boards or changes in the institution’s administration. See “Our financial performance depends heavily on Learner retention within our offerings, and factors influencing Learner retention may be out of our control” below. Any termination or non-renewal of a contract with an institution could have an adverse effect on our results of operations, and a termination or non-renewal caused by our failure to improve the poor academic performance of students enrolled in our programs could adversely affect our ability to secure contracts with other institutions. Additionally, the approval processes of some institutions, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance. This means that we, at times, incur substantial costs prior to the formal execution of these agreements by institutions.
Our financial performance depends heavily on Learner retention within our offerings, and factors influencing Learner retention may be out of our control.
Once a Learner begins consuming one or more of our learning offerings, we must retain Learners to generate ongoing revenue from that Learner. Our strategy involves offering high quality support to Learners for a variety of needs in order to drive Learner satisfaction and retention. If we do not help Learners to quickly resolve any learning, technological, or logistical issues they encounter, otherwise provide effective ongoing support to Learners, or deliver the type of high quality, engaging offerings that Learners expect, they may withdraw from our offerings, which would negatively impact our revenue.
Additionally, Learner retention could be compromised by the following factors, many of which are largely outside of our control:
•Learner dissatisfaction or changes in preference. Learners may decline to continue in our offerings based on their individual perceptions of the value they are getting from us. For example, we may face retention challenges as a result of Learners’ dissatisfaction with the quality of the platform, quality of the Experts, level and quality of customer service, platform reliability, or other factors. Factors outside our control related to Learners’ satisfaction with, and overall perception of, an offering may contribute to decreased retention rates for that offering.
•Poor performance by Experts. Experts that are responsible for instructing may not understand what is involved in meeting Learner expectations, or may otherwise be unwilling to change the ways in which they would present the same content in an in-person setting. Our ability to maintain high Learner retention will depend in part on the ability of the Experts to devote the necessary time and effort to develop their own teaching style(s), lesson plans, course curriculum, and content. Inability of Experts to meet Learner needs could cause the quality of the instruction and the quality of the customer experience to decline, which could contribute to decreased Learner satisfaction and retention.
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
Additionally, we will also need to retain the institutions that we contract with to generate ongoing revenue from that institution and such retention could be compromised by the following factors, many of which are largely outside of our control:
•Timing of school and school districts’ funding sources and budget cycle. Our ability to generate revenue from institutions such as schools and school districts may be adversely affected by decreased government funding of education. Public school funding is heavily dependent on support from federal, state, and local governments and is sensitive to government budgets. Additionally, the government appropriations process is often slow and unpredictable. Funding difficulties also could cause schools to be more resistant to price increases in our products and services, compared to other businesses that might be better able to pass on price increases to their customers.
•Negative publicity. Institutions are particularly sensitive to any actual or perceived integrity issues, Any negative publicity (whether or not within our control) could cause school districts that currently employ our services to satisfy their needs in the future by alternative means.
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
We have experienced rapid growth in a relatively short period of time. Our revenue grew from $103,968 thousand in 2020 to $140,664 thousand in 2021 and $162,665 thousand in 2022. The number of our full and part-time employees increased from approximately 500 as of December 31, 2020 to approximately seven hundred as of December 31, 2022. Additionally, we currently contract with thousands of independent contractors, and we plan to vet and contract with additional independent contractors to engage as Experts on the platform in the future.
Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure and other resources. Our ability to manage our operations and growth may require us to continue to expand our marketing and sales personnel, technology team, finance, accounting, legal, and administration teams, as well as our infrastructure. We will be required to refine our operational, financial, and management controls and reporting systems and procedures. If we fail to efficiently manage this expansion of our business, our costs and expenses may increase more than we plan and we may not successfully expand our customer base, enhance our platform and technology-enabled services, develop new offerings with new and existing customers, attract a sufficient number of new customers in a cost-effective manner, attract a sufficient number of qualified Experts in a cost-effective manner, satisfy the requirements of our existing customers, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our revenue will continue to grow at the same rate in the future.
Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to:
•effectively recruit, onboard, motivate, and retain new employees, including in software engineering, data science, product, design, marketing, sales, and customer service, while retaining existing employees, maintaining the most important aspects of our corporate culture and effectively executing our business plan;
•effectively recruit, vet, contract, and curate new independent contractors, while retaining existing independent contractors, maintaining and improving our platform and its curation in connection with effectively executing our business plan;
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
Our business is affected by the general seasonal trends common to education, tutoring, and standardized testing markets in the markets we serve. We have observed increased traffic during the late summer and early fall months of August and September as Learners seek educational enrichment tools to start the school year. We have also historically observed increased traffic on our platform in advance of standardized tests. Our school-based offerings may also be impacted by the timing of school districts’ funding sources and budget cycles. This seasonality may adversely affect our business and cause our results of operations to fluctuate.
Part of our revenue is based on demand related to certain tests and admissions to certain types of schools, which could face headwinds.
College and graduate school attendance dropped during the COVID-19 pandemic, resulting in decreased demand for both academic and test prep-related support.
Testing for both professional and standardized exams including the Series Exams, GMAT, LSAT, GRE, MCAT, NCLEX, GMAT, LSAT, SAT, ACT, and numerous other exams were cancelled or had testing center and test administration problems during the COVID-19 pandemic. Additionally, some universities moved to ‘test optional’ admissions that do not require a standardized test score related to one or more of these exams. If this trend becomes pervasive, or if it extends to all of standardized testing at all age and education levels, it could have a negative impact on our business.
We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.
We believe that our existing cash balances will be sufficient to meet our minimum anticipated cash requirements for at least the next twelve months. We may, however, need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings, or enhance our platform. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.
Individuals that appear in content hosted on our platform may claim violation of their agreements.
Experts and Learners that appear in video segments hosted or digital images located on our platform may claim that proper assignments, licenses, consents, and releases were not obtained for use of their likenesses, images, or other contributed content. Experts and Learners are contractually required to ensure that proper assignments, licenses, consents, and releases are obtained for their course material, but we cannot know with certainty that they have obtained all necessary rights. Moreover, the laws governing rights of publicity and privacy and the laws governing copyright or ownership, are imprecise and adjudicated on a case-by-case basis, such that the enforcement of agreements to transfer the necessary rights, if any, is unclear. As a result, we could incur liability to third parties for the unauthorized duplication, display, distribution, or other use of this content. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our use of such material, which may include changing or removing content from courses, or to pay monetary damages. Moreover, claims by Experts and Learners could damage our reputation, regardless of whether such claims have merit.
Our employees located outside of the U.S. and the international residents accessing our platform and purchasing our offerings expose us to international risks.
Operating in international markets requires significant resources, management attention, and subjects us to regulatory, economic, and political risks that are different from those in the U.S. We have international employees in Canada and the United Kingdom. Because we have employees in Canada and the United Kingdom, we are subject to the compensation and benefits regulations of those jurisdictions, which differ from compensation and benefits regulations in the U.S. Further, acquiring international applicants and purchases or utilization by international Learners requires us to comply with international data privacy regulations of the countries from which we draw applicants or from which our offerings draw Learners to our platform. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

Experts may access the platform and continue to offer one-on-one and group instruction from any location in which they have access to our platform, even if located outside of the U.S., which exposes us to international risks.
Experts may access the platform and continue to offer one-on-one and group instruction from any location in which they have access to our platform, even if located outside of the U.S., which exposes us to international risks. While we primarily operate in the U.S. today, the products and services on our platform are digitally delivered over the internet and therefore Experts and Learners worldwide can interface with our platform. We cannot be certain that we are in compliance with country-specific laws, including those related to data privacy, consumer protection, labor and employment, among others. Moreover, we may contract with Experts who have provided a U.S. address but may actually be residents of non-US jurisdictions, or an Expert could change geographic locations without our awareness. While we attempt to monitor the location of Experts, and terminate contracts where we are aware that an Expert has moved to a restricted or governmentally prohibited geography, we are subject to risks that could arise when Experts access our platform from new or foreign locations.
Failures of our platform, or disruption to its access, could reduce Learners’ and Experts’ satisfaction with our offerings and could harm our reputation.
The performance and reliability of our platform, and its uninterrupted access, are critical to our operations, reputation, and ability to attract new Learners and Experts, as well as our acquisition and retention of Learners and Experts already using our platform. Learners and Experts both rely on our technology platform to receive and provide their online offerings, which requires them to be able access to our platform on a frequent, as-needed basis. Accordingly, any errors, defects, disruptions, or other performance problems with our platform, including features in third-party products that restrict or prevent access to our platform or our ability to adequately communicate with Learners and Experts, could damage our reputation, decrease satisfaction and retention, and impact our ability to attract new Learners and Experts in the future. If any of these problems occur, Learners and Experts may decide to terminate their relationship with us, not repurchase or renew, or make claims against us. Additionally, we license certain technology from third parties and the failure by any of these licensed technologies to perform could similarly harm our ability to provide these services and our reputation in the marketplace.
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
If our security measures are breached or fail and result in unauthorized disclosure of data, we could lose Learners, Experts, institutions, and employees; fail to attract new Learners, Experts, institutions, and employees; and could be exposed to protracted and costly litigation.
Our business involves the storage, processing, and transmission of Learners’, Experts’, and other users’ proprietary, confidential and personal data, as well as the use of third-party partners who store, process, and transmit users’ proprietary, confidential, and personal data. We also maintain certain other proprietary and confidential data relating to our business and personal data of our personnel and applicants. There are risks of security incidents both on and off our systems as we increase the types of technology used to operate our platform, which includes mobile apps and third-party payment processing providers. Any security breach or incident that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our or users’ data, the loss, corruption, or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our users. We have experienced attempted security incidents in the past and we may face additional attempted security intrusions in the future.
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
Further, we may need to expend significant resources to protect against, and to address issues created by, security breaches and other security incidents. Security breaches and other security incidents, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., third-party service providers who provide development or other services to us or through our platform) that result in the unauthorized access of users’ confidential, proprietary, or personal data or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Significant unavailability of our platform due to attacks could cause users to cease using our platform and materially and adversely affect our business, prospects, financial condition, and results of operations. Although we maintain cybersecurity liability insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or will continue to be available to us on reasonable terms, or at all.
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
We depend on third-party vendors, tools, and platforms for services including but not limited to hosting, discovery, advertising, delivering content, and more.
We depend on major vendors for services including but not limited to hosting, discovery, advertising, delivering content, and more. In addition to proprietary technologies, we also rely on third-party tools and platforms for delivering certain products and services. These vendors and other third parties could change their rules, cost structure, marketing programs, and/or algorithms from time to time and any such changes could adversely impact our ability to generate revenue or deliver paid products and services. If we do not sufficiently differentiate the customer experience for Learners, including product interactions, we may not attract or retain Learners at the same levels.
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
Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. Our cybersecurity liability insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or internal system. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our offerings and technical infrastructure may harm our reputation, brand, and our ability to attract Learners and Experts to our platform. Any significant disruption to our website or internal systems could result in a loss of Learners and Experts and, particularly if disruptions occur during the peak periods at the beginnings of each academic term, could adversely affect our business and results of operations.
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
Our business accepts payments by credit card that, among other payment methods, are subject to government regulations and other requirements.
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
Our future success is substantially dependent on the continued service of our senior management team. We do not maintain key-person insurance on any of our employees, including our senior management team, other than a key-person insurance policy on Mr. Cohn. The loss of the services of any individual on our senior management team could make it more difficult to successfully operate our business and pursue our business goals.
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

Increased input costs, including costs for Experts, or limited availability of Experts, could negatively impact our businesses, financial condition, results of operations, and cash flows.
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
Our business is subject to regulation at both the federal and state levels in the United States across a range of subject areas, including privacy, data protection, consumer protection, and others, such as the Americans with Disabilities Act (the “ADA”). Many jurisdictions have or are considering enacting privacy or data protection laws or regulations relating to the collection, use, storage, transfer, disclosure, and/or other processing of personal data. Such laws and regulations may include data residency or data localization requirements (which generally require that certain types of data collected within a certain country be stored and processed within that country), data export restrictions or international transfer laws (which prohibit or impose conditions upon the transfer of such data from one country to another), requirements that companies implement privacy or data protection and security policies or requirements that companies grant individuals certain rights, such as the right to access, correct, and delete personal data stored or maintained by such companies, be informed of security breaches that affect their personal data, or provide consent to use their personal data for other purposes. While we have implemented various measures intended to enable us to comply with applicable privacy or data protection laws, regulations, and contractual obligations, these measures may not always be effective and do not guarantee compliance.
Additionally, privacy or data protection laws and regulations may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements, or legal obligations or our practices. Further, the existence and need to comply in certain markets could impact our ability to offer our platform in those markets (without taking additional compliance steps). As we continue to expand into new markets outside the U.S., regulations and cultural norms around privacy or data protection will vary from country to country and can drive a need to localize or customize certain features of our platform in order to address varied privacy or data protection concerns, which can add cost and time to our development of new features and platform enhancements.
Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act (“FERPA”). State laws and regulations targeting protection of students continue to be proposed and enacted. While we have implemented various measures intended to enable us to comply with these laws focused on students, these measures may not always be effective and do not guarantee compliance. Future changes in these laws and regulations could raise our compliance costs and result in liabilities for us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Changes in laws or regulations relating to consumer data privacy or data protection, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could materially and adversely affect our business.
We receive, collect, store, process, transfer, and use personal data and other user data. The effectiveness of our ability to offer our platform to Learners and Experts relies on the collection, storage, and use of this data concerning other Learners and Experts, including personally identifying or other sensitive data. Our collection and use of this data might raise privacy and data protection concerns, which could negatively impact the demand for our services. Privacy and data protection laws could restrict or add regulatory and compliance processes to our ability to effectively use and profit from those services.
There are numerous federal, state, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal data and other content (such as the CAN-SPAM Act of 2003, the TCPA, the FCRA, FTC guidelines related to communications with consumers, COPPA, CCPA, CPRA, CPPA, CTDPA, VCDPA, CPA, UCPA, the UK Data Protection Act, the General Data Protection Regulation, among others), the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other laws and regulations. We are also subject to the terms of our privacy policies, and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection and information security to the extent possible. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of personal data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.
If we were found in violation of any applicable privacy or data protection laws or regulations, our business may be materially and adversely affected, and we would likely have to change our business practices and potentially the services and features available through our platform. Additionally, these laws and regulations could impose significant costs on us and could make it more difficult for us to use our current technology to promote certain offerings through the platform. Additionally, if a breach of data security were to occur, or other violation of privacy or data protection laws and regulations were to be alleged, solutions may be perceived as less desirable and our business, prospects, financial condition, and results of operations could be materially and adversely affected.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions, such as those passed in Nevada, California, Colorado, Virginia, Connecticut, Utah and other states, which are continuing to emerge and evolve. These laws may lead other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of state regulations and other similar state or federal laws, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Additionally, the CCPA and other legal and regulatory changes are making it easier for certain individuals to opt-out of having their personal data processed and disclosed to third parties through various opt-out mechanisms, which could result in an increase to our operational costs to ensure compliance with such legal and regulatory changes. In recent years, there has also been an increase in attention to and regulation of data protection and data privacy across the globe, including in the U.S. with the increasingly active approach of the FTC to enforcing data privacy under the FTC Act Section 5 of the Unfair and Deceptive Acts framework.
Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the Experts on our platform may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, cause our users to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.
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
In providing services to Learners and contracting with Experts to provide offerings to Learners, we collect personally identifiable information from Learners, prospective Learners, and Experts, and prospective Experts, such as names, birth dates, contact information, and payment information, as well as limited access to social security numbers of employees and Experts through third-party systems. In the event that the personally identifiable information is unlawfully accessed or acquired, the majority of states and many jurisdictions have laws that require institutions to investigate and immediately disclose the data breach to impacted individuals, usually in writing. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial monetary fines or private claims by affected parties and our reputation would likely be harmed.
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

Third parties may challenge any copyrights, trademarks, and other intellectual property and proprietary rights owned or held by us. Third parties may knowingly or unknowingly infringe, misappropriate, or otherwise violate our copyrights, trademarks, and other intellectual property and proprietary rights and we may not be able to prevent infringement, misappropriation, or other violation without substantial expense to us. Additionally, if we fail to protect our domain names, it could adversely affect our reputation and brand and make it more difficult for Learners to find our website, our content, and our services. If we pursue litigation to assert our intellectual property or proprietary rights, an adverse decision could limit our ability to assert our intellectual property or proprietary rights, limit the value of our intellectual property or proprietary rights, or otherwise negatively impact our business, financial condition, and results of operations.
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
Our operating results may fall below the expectations of market analysts and investors in some future periods, which could cause the market price of Class A Common Stock to decline substantially.
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
•conditions or trends in our industry;
•changes as a result of the COVID-19 pandemic or macroeconomic events;

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
•capital commitments;
•commencement of, or involvement in, litigation involving Nerdy Inc. (or its subsidiaries and affiliated entities);
•investors’ general perception of our company and our business;
•recruitment or departure of key personnel, including Charles Cohn, our Founder, Chairman, President, and Chief Executive Officer;
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
The trading market for our Class A Common Stock may be influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.
Concentration of ownership among members of our senior management, our existing directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.
Concentration of ownership among members of our senior management, our existing directors, and principal stockholders may prevent new investors from influencing significant corporate decisions. As a result, members of our senior management, our existing directors, and principal stockholders, if they were to act together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. For example, Mr. Cohn, our Founder, Chairman, President, and Chief Executive Officer, has the right to designate a certain number of directors based on his stock ownership and currently has the right to designate three directors.
Moreover, some of these persons or entities may have interests different than yours. For example, because many of these stockholders have held their shares for a long period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, our Class A Common Stock may be less attractive to investors.
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
We may be an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1,235,000 thousand in annual revenue in any fiscal year, (ii) the market value of our shares of common stock that is held by non-affiliates exceeds $700,000 thousand as of any June 30 or (iii) we issue more than $1,000,000 thousand of non-convertible debt over a three-year period.
The exact implications of the JOBS Act are subject to interpretation and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. Additionally, investors may find our Class A Common Stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may decline or become more volatile.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect to remain a smaller reporting company at the last day of the fiscal year as long as (i) the market value of our shares of common stock held by non-affiliates is less than $250,000 thousand as of the prior June 30, or (ii) our annual revenues are less than $100,000 thousand during the prior fiscal year and the market value of our shares of common stock held by non-affiliates is less than $700,000 thousand as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating.
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
Our bylaws specify that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our bylaws provide that the federal district courts of the U.S. will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees, or agents and arising under the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The choice of forum provision requiring that the Court of Chancery of the State of Delaware be the exclusive forum for certain actions would not apply to suits brought to enforce any liability or duty created by the Exchange Act.
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
Charles Cohn, Nerdy Inc.’s Founder, Chairman, President, and Chief Executive Officer, beneficially owns a significant portion of Nerdy Inc.’s Common Stock and has significant influence over us.
Charles Cohn beneficially owns approximately 31.4% of our outstanding Class A Common Stock, assuming conversion of his Class B common stock and all other shares of Class B common stock. Furthermore, so long as Mr. Cohn beneficially owns certain specified percentages of the Class A Common Stock owned by him at the Closing, Mr. Cohn will have rights to nominate up to three directors to the Nerdy Inc. Board of Directors, and will also have consent rights with respect to other parties’ nominees under the Stockholders Agreement. As long as Mr. Cohn owns or controls a significant percentage of outstanding voting power, he will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Mr. Cohn may have interests different than yours. For example, because some of Mr. Cohn’s common stock was obtained at prices below the current trading price of the Class A Common Stock and because Mr. Cohn has held some of his common stock for a longer period, he may be more interested in a transaction involving the sale of our company or Mr. Cohn may want us to pursue strategies that deviate from the interests of other stockholders.
We may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations, and the share price of our securities, which could cause you to lose some or all of your investment.
We may incur additional costs and expenses and we may be forced to later write-down or write-off assets, incur mark-to-market losses on our earnout share and warrant liabilities, restructure our operations, or incur impairment or other charges that could result in our recognizing losses. For example, in 2022, we incurred charges in connection with workforce reductions of approximately 17% of our total workforce. Additionally, in 2021, we recorded a write-off of other intangible assets for the Veritas Prep definite-lived trade name to adjust its net carrying value to zero.
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
A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our Class A Common Stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A Common Stock.
TPG Pace warrants are now exercisable for our Class A Common Stock, which increases the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding warrants to purchase an aggregate of 19,333 thousand shares of Nerdy Inc. Class A Common Stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Nerdy Inc. Class A Common Stock will be issued, which will result in dilution to the holders of Nerdy Inc. Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless. See “Our public warrants may never be in the money, and they may expire worthless, and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.”
Our public warrants may never be in the money, and they may expire worthless, and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.
Our public warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants and the forward purchase warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding warrants and forward purchase warrants voting together as a single class, to make any change that adversely affects the interests of the registered holders of warrants and forward purchase warrants, and solely with respect to any amendment to the terms of the private placement warrants or working capital warrants or any provision of the warrant agreement with respect to the private placement warrants or working capital warrants, 50% of the then outstanding private placement warrants or working capital warrants, as applicable, voting together as a single class. Accordingly, we may amend the terms of the warrants and forward purchase warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants and forward purchase warrants voting together as a single class, approve of such amendment. Our ability to amend the terms of such warrants with the consent of at least 50% of the then outstanding warrants includes, but is not limited to amendments to increase the exercise price, convert such warrants into cash or shares, shorten the exercise period, or decrease the number of shares of common stock purchasable upon exercise of such warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worth less.
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
We are subject to changing laws and regulations regarding regulatory matters and corporate governance, and public disclosure will increase our costs and the risk of non-compliance.
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
Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect our and Nerdy LLC’s business and future profitability.
Nerdy Inc. has no material assets other than its interest in Nerdy LLC, which holds, directly or indirectly, all of our business. Nerdy LLC generally is not subject to U.S. federal income tax, but may be subject to certain U.S. state and local and non-U.S. taxes. Nerdy Inc. is a U.S. corporation subject to U.S. corporate income tax on its allocable share of the income or loss of Nerdy LLC. Further, because our operations and customers are located throughout the U.S., Nerdy Inc. and Nerdy LLC are subject to various U.S. state and local taxes. U.S. federal, state, local, and non-U.S. tax laws, policies, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to Nerdy Inc. or Nerdy LLC and may have an adverse effect on our business, cash flows, and future profitability.
There can be no assurance that future tax law changes will not (i) increase the rate of the corporate income tax significantly, (ii) impose new limitations on deductions, credits, or other tax benefits or (iii) make other changes that may adversely affect our businesses, financial condition, results of operations, and cash flows. Such changes in U.S. federal income tax laws could adversely affect Nerdy Inc.’s or Nerdy LLC’s business, cash flows, and future profitability.
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
Our principal asset is our interest in Nerdy LLC, and, accordingly, we will depend on distributions from Nerdy LLC to pay taxes, make payments under the Tax Receivable Agreement, and cover our corporate and other overhead expenses.
We are a holding company and have no material assets other than our ownership interest in Nerdy LLC. We have no independent means of generating revenue or cash flow. To the extent the funds of Nerdy LLC are legally available for distribution, and subject to any restrictions contained in any credit agreement to which Nerdy LLC or its subsidiaries is bound, we intend to cause Nerdy LLC (i) to make generally pro rata distributions to its unitholders, including Nerdy Inc., in an amount generally intended to allow the Nerdy LLC unit holders to satisfy their respective income tax liabilities with respect to their allocable share of the income or loss of Nerdy LLC, based on certain assumptions and conventions, and (ii) to reimburse Nerdy Inc. for its corporate and other overhead expenses. In the future, we may be limited, however, in our ability to cause Nerdy LLC and its subsidiaries to make these and other distributions to us due to restrictions contained in any credit agreement to which Nerdy LLC or any of its subsidiaries is bound. To the extent that we need funds and Nerdy LLC or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements or are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected.
Moreover, because we have no independent means of generating revenue, our ability to make tax payments and payments under the Tax Receivable Agreement is dependent on the ability of Nerdy LLC to make distributions to us in an amount sufficient to cover our tax obligations and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of Nerdy LLC’s subsidiaries to make distributions to it. The ability of Nerdy LLC, its subsidiaries, and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions contained in any credit agreement to which Nerdy LLC, its subsidiaries, and other entities in which it directly or indirectly holds an equity interest are bound. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will accrue interest until paid.
We may be required to make payments under the Tax Receivable Agreement for certain tax benefits that we may claim, and the amounts of such payments could be substantial.
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
If the Tax Receivable Agreement terminates early (at our election or due to other circumstances, including our breach of a material obligation thereunder or upon the election of the TRA Holders in connection with certain changes of control described below), we would be required to make an immediate payment to each TRA Holder equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (determined by applying a discount rate equal to the lesser of (i) 6.5% and (ii) one-year Secured Overnight Financing Rate (“SOFR”) (or a replacement rate, if applicable) plus 150 basis points) and the aggregate amount of such early termination payments is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) we have sufficient income to fully utilize the tax attributes covered by the Tax Receivable Agreement, (ii) net operating losses and credits that are available as of the termination are utilized through the earlier of the scheduled expiration of such losses or credits or the fifth anniversary of the termination, (iii) the applicable tax rates will be those specified by law as in effect as of the termination date, (iv) non-amortizable asset basis is utilized on an accelerated timeline, and (v) any OpCo Units (other than those held by Nerdy Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.
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
If the Tax Receivable Agreement terminates early (in the situations described above), our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, or other forms of business combinations or changes of control that could be in the best interests of holders of Class A Common Stock. For example, if the Tax Receivable Agreement were terminated at December 31, 2022, the estimated total early termination payments would be, in the aggregate, approximately $67,219 thousand (calculated using a discount rate equal to one-year SOFR plus 150 basis points, applied against an undiscounted total Tax Receivable Agreement liability of approximately $109,717 thousand, calculated based on certain assumptions, including but not limited to the volume-weighted average share price of our Class A Common Stock as of December 31, 2022, a 21% U.S. federal corporate income tax rate and estimated applicable state and local income tax rates, no material change in U.S. federal income tax law, and that we will have sufficient taxable income to utilize such estimated tax benefits). The foregoing number is merely an estimate and the actual payment could differ materially.
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
If our payment obligations under the Tax Receivable Agreement are accelerated in connection with certain mergers, other forms of business combinations, or other changes of control, the consideration payable to holders of our Class A Common Stock could be substantially reduced.
If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales, and other forms of business combinations and certain changes to the composition of our Board of Directors), then our obligations under the Tax Receivable Agreement would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, and, in such situations, payments under the Tax Receivable Agreement may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of our payment obligations under the Tax Receivable Agreement, holders of our Class A Common Stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, our payment obligations under the Tax Receivable Agreement will not be conditioned upon the TRA Holders having a continued interest in Nerdy Inc. or Nerdy LLC, and the rights of the TRA Holders (including the right to receive payments) under the Tax Receivable Agreement are generally transferable by the TRA Holders as long as the transferee of such rights has executed and delivered or in connection with such transfer executes and delivers, a joinder to the Tax Receivable Agreement. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A Common Stock.
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
Delaware law and our Governing Documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Certificate of Incorporation, Bylaws, and the Delaware General Corporation Law, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, our governing documents, include provisions regarding:
•the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders after such date and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•the requirement that a special meeting of stockholders may be called only by the Chief Executive Officer, the Chairman of the Board, or our Board, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•the ability of our Board to amend the bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
Our corporate headquarters is located at 101 S. Hanley Rd., Suite 300, St. Louis, Missouri 63105 with a lease term that expires in August 2023. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space due to the expiration of our current lease or the expansion of our operations, as necessary, and if needed.
ITEM 3. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to “Commitments and Contingencies” in Note 19 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report, which is incorporated herein by reference.
Pursuant to SEC regulations, the Company is required to disclose certain information about environmental proceedings with a governmental entity as a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. Pursuant to such SEC regulations, the Company has elected to use a threshold of $1,000 thousand for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the fourth quarter of 2022.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock and Dividends
Our Class A common stock, par value $0.0001 per share (the “Class A Common Stock) and our public warrants that are exercisable for our Class A Common Stock are traded on the New York Stock Exchange (the “NYSE”) under the symbols “NRDY” and “NRDY-WT”, respectively. Our Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), our private placement and forward purchase agreement warrants that are exercisable for our Class A common stock, and our warrants that are exercisable for our Class B Common Stock are not traded on any established public trading market.
On February 14, 2023, there were approximately 35 stockholders and 24 stockholders of our Class A Common Stock and Class B Common Stock, respectively, as well as approximately 79 holders of our warrants that are exercisable for our Class A common stock and our Class B Common Stock. The actual number of Class A Common Stock or public warrant holders is greater than this number of record holders and includes stock and warrant holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We did not pay any cash dividends on our Class A Common Stock during the year ended December 31, 2022, nor do we have plans to pay cash dividends on our common stock in the foreseeable future.
The information required under this Item 5 concerning equity compensation plan information is set out under Part III, Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) the Securities Exchange Act of 1934, during the fourth quarter of 2022.
Performance Graph
We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. The following discussion should be read in conjunction with the financial statements under Part II, Item 8 of this report, “Cautionary Note On Forward-Looking Statements” on page 1 of this report, and “Risk Factors” in Part I, Item 1A of this report. This section of this report generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this report, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Nerdy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission (the “SEC”) on February 28, 2022.
OVERVIEW
We operate a platform for live online learning. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including, one-on-one instruction, small group classes, large format group classes, coding, tutor chat, essay review, and adaptive self-study. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Our solutions are available directly to Learners, as well as through schools and other institutions. Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our offerings include Varsity Tutors for Schools, a product suite (including High Dosage, Teacher Assigned, and On Demand Tutoring) that leverages our platform capabilities to offer our online learning solutions directly to education systems. We have built a diversified business across the following audiences: K-8, High School, College, Graduate School, and Professional.
We continue to evolve our product offerings to better meet the needs of Learners by launching Learning Memberships, a monthly membership program that includes access to one-on-one instruction, unlimited live group classes, live and on-demand lessons, coding, tutor chat, essay review, adaptive assessments, and self-study modules. Learning Memberships are for Learners of all ages, ranging from kindergarten to college and adult learners. We’re continuing to invest to expand and broaden the product depth of Learning Memberships with even more learning solutions for our members to deliver unparalleled and enhanced value.
We believe the transition to a recurring, ‘always on’ relationship, will lead to longer-term and more consistent engagement with the platform, while also allowing us to serve our customers’ ongoing learning needs across the entirety of their education lifecycle. We also believe that over time Learning Memberships will have a significant impact on Expert engagement and retention, as Experts are seeking longer-term and more consistent earning opportunities.
Reverse Recapitalization
On September 20, 2021 (the “Closing Date”), TPG Pace Tech Opportunities Corp., an exempted company incorporated in the Cayman Islands (“TPG Pace”), and Live Learning Technologies LLC, a Delaware limited liability company (along with its wholly-owned subsidiaries, “Nerdy LLC”), consummated a business combination (the “Closing”) pursuant to the business combination agreement, dated as of January 28, 2021 (as amended, the “Business Combination Agreement”). Nerdy LLC is a holding company that is the sole owner of several operating companies, including its flagship business, Varsity Tutors. Immediately prior to the Closing, TPG Pace became a Delaware corporation and was renamed Nerdy Inc.
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
For additional information on the Reverse Recapitalization, our basis of presentation, and the NCI, refer to Notes 1, 2, 4, and 5 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.

Lease Accounting
On January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” At adoption, we recognized right-of-use assets and lease liabilities of $4,154 thousand and $4,870 thousand, respectively, on the consolidated balance sheet at January 1, 2022. For additional information regarding the adoption of these ASUs, refer to Notes 3 and 17 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
Seasonality of our Business
We have experienced in the past, and expect to continue to experience seasonal fluctuations in our revenues and earnings due to Learner and institutional spending and consumption habits, and the timing of the academic year. Historically, we experience lower than normal revenues during the summer when schools and universities are out of session in the United States (the “U.S”). and when people travel for vacations and holidays. Due to seasonality, comparisons of our historical quarterly results of operations on a sequential basis may not provide meaningful insight into our overall financial performance.
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
In addition, while COVID-19 accelerated and amplified some of the acute challenges within the U.S. education system that existed before the pandemic, adding incremental headwinds in the process, it also created an environment where new solutions to these challenges were both welcome and actively being pursued. Furthermore, with recent advancements in technology, like the learning solutions that we offer, transforming the way people learn has never been more possible. We believe we are at the beginning of a long-term and durable shift in the way supplemental learning will be delivered - a shift that we believe will persist for years to come.
For additional discussion, refer to “Cautionary Statement on Forward-Looking Statements” on page 1 of this report and “Risk Factors” in Part I, Item 1A of this report.
Macroeconomic Trends
Adverse macroeconomic conditions, including inflation, slower growth or a recession, tighter credit, higher interest rates, and higher unemployment rates have had negative impacts on consumer confidence and spending in 2022. Specifically, our financial results have been impacted by wage inflation among our employees and other inflationary pressures. We continuously explore the best pricing of our services and will consider future pricing actions to offset these inflationary pressures.
Restructuring
On December 8, 2022, we announced the completion of workforce reductions of approximately 17% of our total workforce. The reductions primarily affected variable hourly roles and included a limited number of corporate fixed personnel roles. The new products and go-to-market strategies in both our Consumer and Institutional businesses, which focus on recurring revenue relationships with higher value customers, allow for a simplified sales model and generate operating efficiencies, including in the headcount needed to operate certain areas of the business. These decisions, in combination with other cost-reduction measures, are intended to reduce operating expenses in future periods. For additional information on this restructuring event, refer to Note 7 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
KEY FINANCIAL AND OPERATING METRICS
We monitor the following key financial and operating metrics to evaluate the growth of our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The below metrics exclude the legacy Veritas LLC (“Veritas”) business and EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”) (collectively, the “Legacy Businesses”), as well as our Teacher Assigned and On Demand solutions.
Consistent with our previously discussed expectations, Active Learner (as defined below) and Sessions (as defined below) growth rates decreased during 2022 and reflect our decisions to shift our go-to-market strategy and products to focus on higher value and longer duration Learning Membership customers. Both metrics were primarily affected by the shift to Learning Memberships (and the related inclusion of classes in our Learning Membership offering versus selling academic and enrichment classes on a stand-alone basis) as we evolve our focus toward higher lifetime value recurring relationships with Learners. Additionally, Revenue per Active Learner (as defined below) decreased during 2022 due to a customer mix shift from Consumer to Institutional, which was launched in August 2021.

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

	Year Ended December 31,		Change	Year Ended December 31,		Change
Active Learners in ones; favorable/(unfavorable)	2022	2021	%	2021	2020	%
Active Learners	157,509	126,519	24%	126,519	86,614	46%
“Revenue per Active Learner” is calculated as online revenue divided by the number of Active Learners in a given year or period. The following table summarizes Revenue per Active Learner for the periods presented.

	Year Ended December 31,		Change	Year Ended December 31,		Change
dollars in ones; favorable/(unfavorable)	2022	2021	%	2021	2020	%
Revenue per Active Learner	$1,030	$1,112	(7)%	$1,112	$1,125	(1)%
“Sessions” is defined as the total number of one-on-one sessions, the number of paid group class enrollees, the number of paid group tutoring session attendees, and the number of sessions enrolled in by Learning Membership customers in a given period. The following table summarizes total Sessions for the periods presented.

	Year Ended December 31,		Change	Year Ended December 31,		Change
sessions in thousands; favorable/(unfavorable)	2022	2021	%	2021	2020	%
Sessions	2,227	1,921	16%	1,921	1,113	73%
“Sessions Taught per Active Expert” is calculated as the number of one-on-one sessions, the number of paid group classes, and the number of paid group tutoring sessions per active Expert in a given period. The following table summarizes Sessions Taught Per Active Expert for the periods presented.

	Year Ended December 31,		Change	Year Ended December 31,		Change
sessions in ones: favorable/(unfavorable)	2022	2021	%	2021	2020	%
Sessions Taught per Active Expert	78	80	(3)%	80	67	19%
“One-on-One Average Session Length” is defined as a session (e.g., an instructional meeting) between a Learner and a single Expert in a one-on-one setting. The following table summarizes total One-on-One Average Session Length for the periods presented.

	Year Ended December 31,		Change	Year Ended December 31,		Change
in hours: favorable/(unfavorable)	2022	2021	%	2021	2020	%
One-on-One Average Session Length	1.27	1.32	(4)%	1.32	1.39	(5)%

RESULTS OF OPERATIONS

	Year Ended December 31,
dollars in thousands	2022	%	2021	%	2020	%
Revenue	$162,665	100%	$140,664	100%	$103,968	100%
Cost of revenue	49,732	31%	46,700	33%	34,834	34%
Gross Profit	112,933	69%	93,964	67%	69,134	66%
Sales and marketing expenses	74,183	45%	65,441	47%	43,838	42%
General and administrative expenses	129,559	80%	121,968	87%	43,231	41%
Write-off of other intangible assets	—	—%	3,009	2%	—	—%
Operating Loss	(90,809)	(56)%	(96,454)	(69)%	(17,935)	(17)%
Unrealized gain on derivatives, net	(26,620)	(17)%	(71,041)	(51)%	—	—%
Interest (income) expense, net	(483)	—%	3,772	3%	4,827	5%
Other expense, net	183	—%	8,571	6%	1,901	2%
Gain on extinguishment of debt, net	—	—%	(7,117)	(5)%	—	—%
Loss before Income Taxes	(63,889)	(39)%	(30,639)	(22)%	(24,663)	(24)%
Income tax expense	19	—%	40	—%	—	—%
Net Loss	(63,908)	(39)%	(30,679)	(22)%	(24,663)	(24)%
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—%	(23,546)	(17)%	(24,663)	(24)%
Net loss attributable to noncontrolling interests	(28,509)	(17)%	(3,354)	(2)%	—	—%
Net Loss Attributable to Class A Common Stockholders	$(35,399)	(22)%	$(3,779)	(3)%	$—	—%
Revenue
Revenue for the year ended December 31, 2022 was $162,665 thousand, an increase of $22,001 thousand, or 16%, from $140,664 thousand during the same period in 2021. Revenue growth was driven by continued strength in our Consumer business, including the evolution towards ‘always on’ Learning Memberships, as well as the growth we experienced in our Institutional business.
During this year’s back-to-school season and fall semester, we leaned into Learning Memberships as the primary option presented to consumers. Under our Learning Membership model, revenue is recognized on a linear basis over the term of the contract versus being front weighted (typically over the first three to six months) as is the case in our Package model. This results in lower revenue recognition in the near-term for Learning Membership clients, as compared to Package clients. While this evolution toward subscription offerings results in lower, near-term revenue, the evolution toward an ‘always on’ Learning Membership model will allow us to better support Learners across multiple learning modalities, subjects, and time periods, and we expect that it will ultimately allow us to generate superior customer unit level economics, and drive superior levels of growth and profitability. This phenomenon was reflected in our revenue growth rate for the year ended December 31, 2022, which was below historical trends when we only sold the Package model. In the fourth quarter of 2022, we began to earn more revenue from Learning Memberships than from Packages, and we expect this trend to continue and increase in 2023.
The following table presents the Company’s revenue by business category for the periods presented.

	Year Ended December 31,
dollars in thousands	2022	%	2021	%	2020	%
Consumer	$140,820	86%	$130,223	93%	$97,936	94%
Institutional	19,054	12%	4,871	3%	—	—%
Other (a)	2,791	2%	5,570	4%	6,032	6%
Revenue	$162,665	100%	$140,664	100%	$103,968	100%
(a)Other consists of the Legacy Businesses and other services.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Year Ended December 31,		Change		Year Ended December 31,		Change
dollars in thousands; favorable/(unfavorable)	2022	2021	$	%	2021	2020	$	%
Revenue	$162,665	$140,664	$22,001	16%	$140,664	$103,968	$36,696	35%
Cost of revenue	49,732	46,700	(3,032)	(6)%	46,700	34,834	(11,866)	(34)%
Gross Profit	$112,933	$93,964	$18,969	20%	$93,964	$69,134	$24,830	36%
% Margin	69%	67%			67%	66%
Cost of revenue includes the cost of Experts performing instruction, amortization of capitalized technology costs, and other costs required to deliver instruction to Learners.
Cost of revenue for the year ended December 31, 2022 increased $3,032 thousand to $49,732 thousand, or 6%, compared to the prior year period, primarily due to higher Expert costs of $2,652 thousand as a result of higher consumer, one-on-one session volume and incremental session volume and tutor costs related to Varsity Tutors for Schools.
Gross profit for the year ended December 31, 2022 of $112,933 thousand increased by $18,969 thousand, or 20%, compared to the same period in 2021. Gross margin was 69% during the year ended December 31, 2022, an approximate increase of 260 basis points when compared to the prior year period. These increases in the current year period were driven by growth across Consumer audiences, including Learning Memberships, and growth in our Institutional business.
Operating Expenses
The following table sets forth our operating expenses for the periods shown:

	Year Ended December 31,		Change		Year Ended December 31,		Change
dollars in thousands; favorable/(unfavorable)	2022	2021	$	%	2021	2020	$	%
Sales and marketing expenses	$74,183	$65,441	$(8,742)	(13)%	$65,441	$43,838	$(21,603)	(49)%
General and administrative expenses	129,559	121,968	(7,591)	(6)%	121,968	43,231	(78,737)	(182)%
Write-off of other intangible assets	—	3,009	3,009	100%	3,009	—	(3,009)	(100)%
Total operating expenses	$203,742	$190,418	$(13,324)	(7)%	$190,418	$87,069	$(103,349)	(119)%
Sales and Marketing
Sales and marketing expenses for the year ended December 31, 2022 were $74,183 thousand, an increase of $8,742 thousand from $65,441 thousand in the same period in 2021. Sales and marketing expenses for the year ended December 31, 2022 included non-cash stock-based compensation and restructuring costs of $4,086 thousand and $345 thousand, respectively. Sales and marketing expenses for the year ended December 31, 2021 included non-cash stock-based compensation of $3,378 thousand. Excluding these impacts in both periods, sales and marketing expenses increased $7,689 thousand, or 12%. Additionally, excluding these impacts in both periods, sales and marketing expenses for the year ended December 31, 2022 were 43% of revenue compared to 44% of revenue during the same period in 2021, an approximate 100 basis point improvement year-over-year.
In the current year period, we made investments early in 2022 in marketing, targeting new audiences and advertising in new formats to drive customer acquisition, brand awareness, and reach. We also continued to make investments in our Institutional sales and go-to-market organization in support of Varsity Tutors for Schools, and expect to grow into these investments as we expect revenue to grow faster than expenses. These impacts were partially offset by the moderation of marketing spend beginning in the second quarter of 2022, which yielded efficiencies in our Consumer business. We also expect to achieve efficiencies in future periods as Learning Memberships become a greater percentage of total Active Learners, leading to a more efficient sales process.

General and Administrative
General and administrative expenses for the year ended December 31, 2022 were $129,559 thousand, an increase of $7,591 thousand from $121,968 thousand in the same period in 2021. General and administrative expenses for the year ended December 31, 2022 included non-cash stock-based compensation and restructuring costs of $43,158 thousand and $1,134 thousand, respectively. General and administrative expenses for the year ended December 31, 2021 included non-cash stock-based compensation and transaction costs of $51,039 thousand and $9,602 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $23,940 thousand, or 39%. Additionally, excluding these impacts in both periods, general and administrative expenses for the year ended December 31, 2022 were 52% of revenue compared to 44% of revenue during the same period in 2021.
This increase in the current year period was a result of investments in new product development and administrative expenses related to being a public company. Our investments in product development have allowed us to launch a suite of new products including Learning Memberships for consumers, and our Teacher Assigned and On Demand Institutional offerings for institutional customers. These subscription offerings simplify both the sales process and the operating model needed to support customers. Combined with our ongoing efforts in automation, self-service capabilities and the application of artificial intelligence and machine learning in our business, we have been able to generate operating efficiencies and remove significant costs from the business. We also moderated the pace of corporate hiring and third party vendor spend starting in the third quarter of 2022. In the fourth quarter of 2022, we announced the completion of workforce reductions of approximately 17% of our total workforce driven by the operating efficiencies enabled by our new ‘always on’ strategy and product offerings. As Learning Membership mix continues to increase as a percentage of total Active Learners, we believe we will be able to further simplify our operating model throughout the course of 2023 as the cumulative build of Learning Memberships accelerates, and and we return to growth in our Consumer business.
Write-off of Other Intangible Assets
During the year ended December 31, 2021, we recorded a write-off of other intangibles assets of $3,009 thousand for the Veritas Prep definite-lived trade name to adjust its net carrying value to zero. The write-off of Veritas Prep trade name was the result of a strategic decision made by management in December 2021 to abandon the Veritas legacy business as we will no longer sell new services under the Veritas Prep trade name. We did not record any impairments or write-offs of other intangible assets during the years ended December 31, 2022 or 2020.
Unrealized Gain on Derivatives, Net
During the years ended December 31, 2022 and 2021, we recognized net gains of $26,620 thousand and $71,041 thousand, respectively, related to non-cash mark-to-market adjustments on our warrants and earnouts that were issued in connection with the Reverse Recapitalization. Of the net gain recognized in 2022, $12,812 thousand and $13,808 thousand related to warrants and earnouts, respectively. Of the net gain recognized in 2021, $24,095 thousand and $46,946 thousand related to warrants and earnouts, respectively.
For additional information on our warrants and earnouts, see “Critical Accounting Policies and Estimates” within this section, as well as Notes 1, 2, 14, and 15 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
Interest (Income) Expense, Net
Interest income was $483 thousand for the year ended December 31, 2022, compared to interest expense, net of $3,772 thousand for the year ended December 31, 2021. This decrease in interest expense was driven by the repayment in full of our previously outstanding principal balance under the loan and security agreement (the “LSA”) in connection with the Closing of the Reverse Recapitalization on September 20, 2021 and higher interest income on our cash balances during the year ended December 31, 2022.
Other Expense, Net
Other expense, net was $8,571 thousand for the year ended December 31, 2021. In connection with the Reverse Recapitalization, Nerdy Inc.’s Board of Directors approved repayment in full by Nerdy LLC of the principal balance and accrued interest of its promissory note (the “Promissory Note”) that was previously forgiven, which totaled $8,395 thousand. Accordingly, we recognized a loss on repayment of the Promissory Note of $8,395 thousand for the year ended December 31, 2021.
Gain on Extinguishment of Debt, net
Gain on extinguishment of debt, net was $7,117 thousand for the year ended December 31, 2021.
We applied for and received the Promissory Note under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the amount of $8,293 thousand in 2020. In 2021, we received notice that the full principal amount of the

Promissory Note and accrued interest of $102 thousand was forgiven in full. Accordingly, the Company recognized a gain on the Promissory Note forgiveness of $8,395 thousand in the year ended December 31, 2021. The loss recognized on the Promissory Note repayment (discussed in the “Other Expense, net” section) and the gain recognized on the forgiveness of the Promissory Note fully offset each other, resulting in a net zero impact to the Consolidated Statement of Operations for the year ended December 31, 2021.
With a portion of the proceeds received from the Reverse Recapitalization, Nerdy LLC fully repaid the outstanding principal balance and accrued interest of the LSA. In connection with these repayments, Nerdy LLC recorded a loss of $1,278 thousand during the year ended December 31, 2021.
For additional information on our previously held debt and their repayments, see Notes 1 and 16 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
Income Tax Expense
Our effective income tax rate was (0.03)% and (0.56)% for the years ended December 31, 2022 and 2021, respectively. Income tax expense and our effective income tax rate for the year ended December 31, 2021 represents the period beginning September 21, 2021 and ending December 31, 2021. Income tax expense recorded during the years ended December 31, 2022 and 2021 represents amounts owed to state authorities due to the change in corporate taxpayer status following the Reverse Recapitalization. The following table presents a reconciliation of income tax expense with amounts computed at the federal statutory tax rate for the periods presented.

	Year Ended December 31,
dollars in thousands	2022	2021
Computed tax (21%)	$(13,417)	$(1,489)
Partnership outside basis adjustments	(3,840)	(8,827)
Income tax benefit attributable to NCI	7,085	797
Change in valuation allowance charged to expense	14,301	9,812
State income tax benefit, net of effect on federal tax	(2,406)	(190)
Other, net (none in excess of 5% of computed tax)	(1,704)	(63)
Income tax expense	$19	$40
Prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, its net taxable loss and any related tax credits were allocated to its members. For additional information on income taxes, see Note 8 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
LIQUIDITY AND CAPITAL RESOURCES
In connection with the Reverse Recapitalization in 2021, Nerdy LLC received net proceeds of $557,574 thousand, which included (i) cash of $287,673 thousand that was held in TPG Pace’s trust account from its initial public offering and TPG Pace’s operating cash account, after giving effect to redemptions of TPG Pace’s Class A ordinary shares held by TPG Pace’s public shareholders prior to the Reverse Recapitalization, (ii) proceeds of $150,000 thousand from a private placement financing (the “PIPE Financing”), (iii) proceeds of $150,000 thousand from a forward purchase agreement (the “FPA Financing”), and (iv) the payment of TPG Pace transaction expenses of $30,099 thousand. Nerdy LLC used these proceeds to (i) pay cash consideration of $336,079 thousand to the Legacy Nerdy Holders, (ii) pay transaction fees and expenses of $29,636 thousand, and (iii) repay $52,343 thousand of outstanding principal and interest under the LSA held by Nerdy LLC. The remaining funds were contributed to Nerdy LLC’s balance sheet.
Sources and Uses of Cash
As of December 31, 2022 and 2021, we had cash and cash equivalents totaling $90,715 thousand and $143,964 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed primarily through capital contributions and debt financings. To the extent we continue to generate negative operating cash flows, we expect that operations will continue to be financed primarily by cash on hand. We are using the proceeds received from the Reverse Recapitalization to fund our operating and investing cash needs and for continued investments in our growth strategies.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.

Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. See Note 17 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for information on our lease obligations and the amount and timing of future payments. As of December 31, 2022, we had no debt obligations.
The following table sets forth our cash flows:

	Year Ended December 31,
dollars in thousands	2022	2021	2020
Cash (used in) provided by:
Operating activities	$(48,002)	$(38,891)	$(6,654)
Investing activities	(5,317)	(5,163)	(2,874)
Financing activities	(1,000)	159,250	12,293
Effect of Exchange Rate Change on Cash, Cash Equivalents and Restricted Cash	(13)	1	21
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(54,332)	$115,197	$2,786
Operating Activities
Cash used in operating activities for the year ended December 31, 2022 increased $9,111 thousand compared to the same period in 2021, primarily driven by targeted investments in new products and solutions, including Learning Memberships and Varsity Tutors for Schools, and marketing; new talent hires across engineering and product to drive new product innovation and growth; and unfavorable changes in working capital as we rollout Learning Memberships. Additionally, cash used in operating activities for the current year period reflects increased finance, accounting, and legal costs of being a public company, as well as payments of $1,366 thousand related to employee-related costs that were incurred in connection with the restructuring event discussed above. These negative impacts were partially offset by lower interest paid of $4,069 thousand as a result of the prior year repayment of the LSA, which occurred in connection with the Closing of the Reverse Recapitalization in September 2021. Cash used in operating activities for the year ended December 31, 2021 included transaction costs paid of $7,998 thousand in connection with the Reverse Recapitalization and the repayment of the previously forgiven Promissory Note and related accrued interest of $8,395 thousand.
Investing Activities
Cash used in investing activities was $5,317 thousand and $5,163 thousand for the years ended December 31, 2022 and 2021, respectively. Cash used in investing activities related to capital expenditures primarily for the development of internal use software and information technology (“IT”) equipment.
Financing Activities
Year Ended 2022
Cash used in financing activities for the year ended December 31, 2022 was $1,000 thousand, which primarily related to payments made to Legacy Nerdy Holders in connection with the Reverse Recapitalization.
Year Ended 2021
Cash provided by financing activities for the year ended December 31, 2021 was $159,250 thousand. Nerdy LLC received proceeds of $557,574 thousand related to the Reverse Recapitalization. Additionally, Nerdy LLC received proceeds of $11,000 thousand related to borrowings under the LSA. In connection with the Reverse Recapitalization, Nerdy LLC paid $336,079 thousand to Legacy Nerdy Holders; repaid the outstanding principal of $50,000 thousand and paid debt extinguishment costs of $1,607 thousand related to the LSA; and paid $21,638 thousand of transaction costs.

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
Revenue Recognition and Deferred Revenue
We recognize revenues from our services as performance obligations are satisfied. Performance obligations are satisfied throughout the term of contracts with Learners and institutions, who are our customers, when they are provided services. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We generate revenue by selling services to Learners and institutions for one-on-one instruction, classes, and other services that are fulfilled by Experts, who deliver instruction on our behalf through our proprietary Live Learning Platform. Our contracts with Learners consist of Learning Memberships and Packages.
Our revenues from contracts with Learners, which are generally short-term duration (one year or less), are recognized as performance obligations are satisfied. Contracts with Learners are sold through Learning Memberships, whereby Learners pay a fixed monthly rate over the contract term, and Packages, which primarily consist of upfront payments that can be redeemed up to one year from the date of first payment.
Revenues earned through Learning Memberships are recognized based upon its two distinct performance obligations: (i) one-on-one instruction and (ii) unlimited access to live classes (and other content). Revenues are recognized from one-on-one instruction and unlimited live classes (and other content) as performance obligations are satisfied and in an amount that reflects the consideration we are contractually entitled to receive in exchange for those services. For one-on-one instruction, revenue recognition is consistent with one-on-one instruction sold through Packages. The customer receives benefit from the completion of each session (as Learners are not obligated to meet with the same Expert for a minimum number of sessions), and therefore, each one-on-one session is a separate performance obligation. Revenue is recognized and deferred revenue is relieved on the date services are delivered to Learners. For unlimited access to live classes (and other content), revenues are recognized ratably as the performance obligation is satisfied over time as we are required to provide access to live classes and other content during the contract period.
Revenues earned through Packages are recognized from services as performance obligations are satisfied. Given the customer receives benefit from the completion of each session (as Learners are not obligated to meet with the same Expert for a minimum number of sessions), we concluded that each session is a separate performance obligation. Revenue is recognized and deferred revenue is relieved on the date services are delivered to Learners in an amount that reflects the consideration we are contractually entitled to receive in exchange for those services.
Cash for the purchase of services by Learners (Learning Memberships and Packages) is generally collected in advance (at one time or in installments) and recorded to deferred revenue until the services are used by the Learner. With respect to installment sales, the first installment payment is collected at the time of sale with the subsequent payment typically due thirty days later. Per the terms of the Learning Memberships contract, purchased services can be redeemed up to one month from the date of payment. Per the terms of the Packages contract, purchased services can be redeemed up to one year from the date of the first payment. We recognize revenue for unredeemed payments for services over the life of the agreement (unredeemed payments expire each month in the case of Learning Memberships) with the customer based on historical customer usage patterns. We estimate the amount in which and the period of time over which payments for services are not redeemed using historical usage and redemption patterns. These estimates are reassessed each reporting period.
Our revenues from contracts with institutions, which are generally short-term in duration (one year or less), are recognized from services as performance obligations are satisfied. Given the institutions receive benefit from the completion of each session (institutions are not obligated to meet with the same Expert for a minimum number of sessions), we have concluded that each session is a separate performance obligation. Revenue is recognized, and to the extent cash for the purchase of services by institutions is collected in advance (at one time or in installments) deferred revenue is relieved on the date services are delivered to institutions in an amount that reflects the consideration we are contractually entitled to receive in exchange for those services.

For institutions that do not pay in advance, we typically invoice these institutions on a monthly basis for each session provided, with amounts recorded to accounts receivable, net of any related allowance for doubtful accounts.
Per the terms of the contract, services purchased by institutions are generally redeemed up to one year from the date of the first payment. To the extent cash for the purchase of services by institutions is collected in advance, we recognize revenue for unredeemed payments for services over the life of the agreement with institutions based on usage.
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
We do not have any incremental costs to obtain or fulfill a contract that require capitalization. We elected as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.
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
We conduct a goodwill impairment qualitative assessment during the fourth quarter of each year, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers factors including economic conditions, industry and market conditions and developments, overall financial performance, and other relevant entity-specific events in determining whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the reporting unit, we perform a quantitative goodwill impairment test. We performed a qualitative impairment test for the Company’s single reporting unit in the fourth quarter of 2022 and determined there were no adverse trends that could negatively impact the fair value of the reporting unit. No impairment charges were recorded during the years ended December 31, 2022, 2021, or 2020.
As of December 31, 2022 and 2021, “Goodwill” reported on the Consolidated Balance Sheets was $5,717 thousand.
Stock-based Compensation
We recognize the cost of services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards. That cost is recognized straight-line or graded (when applicable) over the period during which the employee is required to provide service in exchange for the award - the requisite service period. Any forfeitures of stock-based compensation are recorded as they occur. The grant date fair value of the restricted stock units was determined based upon the closing price of the Company’s Class A Common Stock on the date of grant. The grant date fair value of the stock appreciation rights, restricted stock awards, and stock options was determined using the Black-Scholes Model. The grant date fair value of warrants issued to employees was determined using the market approach based upon the quoted market price of Nerdy Inc.’s warrants. The grant date fair value of earnouts issued to employees and the Founder’s Award was determined using the Monte Carlo Option Pricing Method.

For additional discussion on stock-based compensation, see Note 20 in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
Financial Instruments
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We do not hold or issue financial instruments for speculative or trading purposes.
As a result of the Reverse Recapitalization, we have issued and outstanding warrants and earnout contracts. We evaluate warrants and earnouts, to determine if such instruments should be considered stock-based compensation, pursuant to ASC Topic 718, and if not in the scope of ASC 718, if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity” or ASC Topic 815, “Derivatives and Hedging.” The classification of whether the instrument should be classified stock-based compensation or a derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
The warrants and earnouts issued to non-employees (the “Non-employee Warrants” and the “Non-employee Earnouts,” respectively) were not classified as stock-based compensation as there was no condition of employment such that the granting of the shares and warrants does not represent compensation. The Non-employee Warrants and Non-employee Earnouts are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. Derivative warrant and earnout liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Public warrants issued to non-employees are measured at fair value on a recurring basis, using the market approach based upon the quoted market price of Nerdy Inc.’s public warrants at the end of each reporting period. Warrants that are not publicly traded and issued to non-employees are measured at fair value on a recurring basis based upon the quoted price for similar liabilities (the public warrants issued to non-employees) in active markets as of the end of each period. Non-employee Earnouts are classified as derivative liabilities and are measured on a recurring basis, using the Monte Carlo Option Pricing Method.
The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.
For additional information on our financial instruments, refer to Notes 1, 2, 14, and 15 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for a discussion regarding recently issued and adopted accounting standards.
MATERIAL WEAKNESSES
See “Controls and Procedures” in Part II, Item 9A of this report for a discussion regarding material weaknesses identified in a prior reporting period, the actions we have taken to remedy such weaknesses, and the status of the remediation as of December 31, 2022.
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
We expect to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing date of the TPG Pace’s initial public offering, (b) in which we have total annual gross revenue of at least $1,235,000 thousand or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700,000 thousand as of the prior June 30th, or (2)

the date on which we have issued more than $1,000,000 thousand in non-convertible debt securities during the prior three-year period. Based upon the facts and circumstances that existed as of December 31, 2022, we remained an emerging growth company for our Annual Report on Form 10-K for the year ended December 31, 2022 and will continue to be for our quarterly reports in the 2023 interim periods.
SMALLER REPORTING COMPANY STATUS
We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect to remain a smaller reporting company at the last day of the fiscal year as long as (i) the market value of our shares of common stock held by non-affiliates is less than $250,000 thousand as of the prior June 30, or (ii) our annual revenues are less than $100,000 thousand during the prior fiscal year and the market value of our shares of common stock held by non-affiliates is less than $700,000 thousand as of the prior June 30. Based upon the facts and circumstances that existed as of December 31, 2022, we remained a smaller reporting company for our Annual Report on Form 10-K for the year ended December 31, 2022 and will continue to be for our quarterly reports in the 2023 interim periods.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk, including changes to interest rates, the price of our public warrants, and the price of our Class A Common Stock.
At both December 31, 2022 and 2021, we had Non-Employee Warrant and Earnout contracts issued and outstanding of 19,122 thousand and 7,655 thousand, respectively. As of December 31, 2022 and 2021, a hypothetical 10% adverse change in the price of our public warrants would have increased the fair value of the liabilities related to the Non-Employee Warrant contracts by approximately $440 thousand and $1,721 thousand, respectively. As of December 31, 2022 and 2021, a hypothetical 10% adverse change in the fair value of the earnouts, which is impacted by the price of our Class A Common Stock and interest rates, would have increased the fair value of the liabilities related to the Non-Employee Earnout contracts by approximately $766 thousand and $2,147 thousand, respectively.
For additional information regarding our warrants and earnout contracts, refer to Notes 1, 2, 14, and 15 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nerdy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nerdy Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
February 28, 2023
We have served as the Company's auditor since 2016.

NERDY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$162,665	$140,664	$103,968
Cost of revenue	49,732	46,700	34,834
Gross Profit	112,933	93,964	69,134
Sales and marketing expenses	74,183	65,441	43,838
General and administrative expenses	129,559	121,968	43,231
Write-off of other intangible assets	—	3,009	—
Operating Loss	(90,809)	(96,454)	(17,935)
Unrealized gain on derivatives, net	(26,620)	(71,041)	—
Interest (income) expense, net	(483)	3,772	4,827
Other expense, net	183	8,571	1,901
Gain on extinguishment of debt, net	—	(7,117)	—
Loss before Income Taxes	(63,889)	(30,639)	(24,663)
Income tax expense	19	40	—
Net Loss	(63,908)	(30,679)	(24,663)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	(23,546)	(24,663)
Net loss attributable to noncontrolling interests	(28,509)	(3,354)	—
Net Loss Attributable to Class A Common Stockholders	$(35,399)	$(3,779)	$—

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.41)	$(0.05)	$—

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	85,873	79,236	—
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net Loss	$(63,908)	$(30,679)	$(24,663)
Foreign currency translation adjustments	(266)	(26)	120
Total Comprehensive Loss	(64,174)	(30,705)	(24,543)
Comprehensive loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	(23,533)	(24,543)
Comprehensive loss attributable to noncontrolling interests	(28,627)	(3,372)	—
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(35,547)	$(3,800)	$—
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$90,715	$143,964
Accounts receivable, net	11,596	5,321
Other current assets	5,345	6,165
Total Current Assets	107,656	155,450
Fixed assets, net	12,504	10,718
Goodwill	5,717	5,717
Intangible assets, net	3,574	4,428
Other assets	3,241	832
Total Assets	$132,692	$177,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,199	$3,590
Deferred revenue	25,539	30,005
Due to legacy Nerdy holders	—	841
Other current liabilities	8,593	7,473
Total Current Liabilities	37,331	41,909
Other liabilities	14,311	39,431
Total Liabilities	51,642	81,340

Commitments and Contingencies (See Note 19)

Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 95,296 and 83,913 shares issued and outstanding, respectively	9	8
Class B common stock, par value $0.0001 per share, 150,000 shares authorized, 69,306 and 73,987 shares issued and outstanding, respectively	7	7
Additional paid-in capital	522,031	490,220
Accumulated deficit	(475,107)	(439,708)
Accumulated other comprehensive (loss) income	(12)	136
Total Stockholders’ Equity Excluding Noncontrolling Interests	46,928	50,663
Noncontrolling interests	34,122	45,142
Total Stockholders’ Equity	81,050	95,805
Total Liabilities and Stockholders’ Equity	$132,692	$177,145
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net Loss	$(63,908)	$(30,679)	$(24,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	5,919	5,320	4,997
Amortization of intangibles	602	1,069	1,046
Unrealized gain on derivatives, net	(26,620)	(71,041)	—
Gain on extinguishment of debt, net	—	(7,117)	—
Stock-based compensation	47,244	54,417	1,730
Write-off of other intangible assets	—	3,009	—
Amortization of deferred debt charges	—	493	657
Loss on asset dispositions	—	24	458
Reverse recapitalization costs allocated to warrants and earnouts	—	1,604	—
Changes in operating assets and liabilities, net of reverse recapitalization:
(Increase) decrease in accounts receivable, net	(6,275)	(4,846)	283
Decrease (increase) in other current assets	125	(2,902)	343
Decrease in other assets	1,232	16	149
(Decrease) increase in accounts payable	(391)	(856)	2,179
(Decrease) increase in deferred revenue	(4,466)	12,735	2,547
(Decrease) increase in other current liabilities	(188)	1,111	2,066
(Decrease) increase in other liabilities	(1,276)	(1,248)	1,554
Net Cash Used In Operating Activities	(48,002)	(38,891)	(6,654)
Cash Flows From Investing Activities
Capital expenditures	(5,317)	(5,163)	(2,874)
Net Cash Used In Investing Activities	(5,317)	(5,163)	(2,874)
Cash Flows From Financing Activities
Proceeds from reverse recapitalization, net	—	557,574	—
Payments to legacy investors	(767)	(336,079)	—
Payments of reverse recapitalization costs	—	(21,638)	—
Proceeds from loan and security agreement	—	11,000	4,000
Proceeds from promissory note	—	—	8,293
Repayment of loan and security agreement	—	(50,000)	—
Payment of debt extinguishment costs	—	(1,607)	—
Other	(233)	—	—
Net Cash (Used In) Provided By Financing Activities	(1,000)	159,250	12,293
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(13)	1	21
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted cash	(54,332)	115,197	2,786
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	145,879	30,682	27,896
Cash, Cash Equivalents, and Restricted Cash, End of Year	$91,547	$145,879	$30,682

Supplemental Cash Flow Information
Purchase of fixed assets included in accounts payable	$—	$44	$28
Cash paid for interest	—	4,069	4,148
Cash paid for income taxes	38	—	—
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Nerdy Inc. Stockholders’ Equity (Deficit)
	Class A Preferred Units		Class A-1 Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

	Units	Value	Units	Value	Units	Value	Shares	Value	Shares	Value
Balance, December 31, 2019	5,060	$3,309	5,007	$3,398	54,761	$86	—	$—	—	$—	$5,103	$(168,463)	$176	$—	$(156,391)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(24,663)	—	—	(24,663)
Stock-based compensation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	1,730	—	—	—	1,730
Foreign currency translation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	120	—	120
Redeemable preferred unit accretion	—	—	—	—	—	—	—	—	—	—	—	(219,257)	—	—	(219,257)
Balance, December 31, 2020	5,060	$3,309	5,007	$3,398	54,761	$86	—	$—	—	$—	$6,833	$(412,383)	$296	$—	$(398,461)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(23,546)	—	—	(23,546)
Stock-based compensation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	1,451	—	—	—	1,451
Foreign currency translation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	13	—	13
Reverse recapitalization, net	(5,060)	(3,309)	(5,007)	(3,398)	(54,761)	(86)	83,875	8	73,971	7	450,794	—	(152)	26,147	470,011
Net loss after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(3,779)	—	(3,354)	(7,133)
Stock-based compensation after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	50,105	—	—	3,404	53,509
Foreign currency translation after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(21)	(18)	(39)
Activity under stock compensation plans after the reverse recapitalization	—	—	—	—	—	—	38	—	16	—	—	—	—	—	—
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(18,963)	—	—	18,963	—
Balance, December 31, 2021	—	$—	—	$—	—	$—	83,913	$8	73,987	$7	$490,220	$(439,708)	$136	$45,142	$95,805
Net loss	—	—	—	—	—	—	—	—	—	—	—	(35,399)	—	(28,509)	(63,908)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	46,818	—	—	2,833	49,651
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	(148)	(118)	(266)
Activity under stock compensation plans	—	—	—	—	—	—	5,534	1	1,168	—	(233)	—	—	—	(232)
Conversion of combined interests into Class A common stock	—	—	—	—	—	—	5,849	—	(5,849)	—	3,005	—	—	(3,005)	—
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(17,779)	—	—	17,779	—
Balance, December 31, 2022	—	$—	—	$—	—	$—	95,296	$9	69,306	$7	$522,031	$(475,107)	$(12)	$34,122	$81,050
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share information and where indicated otherwise)

NOTE 1 — BACKGROUND
Nerdy Inc. (along with its consolidated subsidiaries, “Nerdy” or “the Company”) operates a platform for live online learning. The Company’s purpose-built proprietary platform leverages technology, including artificial intelligence, to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Nerdy’s comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including one-on-one instruction, small group classes, large format group classes, coding, tutor chat, essay review, and adaptive self-study. Nerdy’s flagship business, Varsity Tutors LLC (“Varsity Tutors”), is a platform for live online tutoring and classes. Its solutions are available directly to Learners, as well as through schools and other institutions. Nerdy’s platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality, live online learning. Nerdy’s offerings include Varsity Tutors for Schools, a product suite (including High Dosage, Teacher Assigned, and On Demand Tutoring) that leverages the Company’s platform capabilities to offer its online learning solutions directly to education systems. Nerdy has built a diversified business across the following audiences: K-8, High school, College, Graduate School, and Professional.
Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on net earnings (loss) or stockholders’ equity (deficit) as previously reported.
Reverse Recapitalization
On September 20, 2021 (the “Closing Date”), TPG Pace Tech Opportunities Corp., a publicly traded, exempted company incorporated in the Cayman Islands (“TPG Pace”), and Live Learning Technologies LLC, a Delaware limited liability company (along with its wholly-owned subsidiaries, “Nerdy LLC”), consummated a business combination (the “Closing”) pursuant to the business combination agreement, dated as of January 28, 2021 (as amended, the “Business Combination Agreement”). Nerdy LLC is a holding company that is the sole owner of several operating companies, including its flagship business, Varsity Tutors. Immediately prior to the Closing, TPG Pace became a Delaware corporation and renamed Nerdy Inc.
As a result of the business combination and related transactions (the “Reverse Recapitalization”), Nerdy LLC merged with a wholly-owned subsidiary of Nerdy Inc. (the “Merger”), with Nerdy LLC surviving such merger. Nerdy Inc. is a holding company that has no material assets other than its ownership interests in Nerdy LLC and its indirect interests in the subsidiaries of Nerdy LLC, and has no independent means of generating revenue or cash flow. Members of Nerdy LLC are the legacy holders of Nerdy LLC historical common and preferred equity (the “Legacy Nerdy Holder(s)”) and Nerdy Inc.
Immediately following the Reverse Recapitalization, Nerdy Inc. had the following securities issued and outstanding: (i) 83,875 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), including Earnouts (as defined below), (ii) 73,971 shares of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), including Earnouts (as defined below), held by certain of the Legacy Nerdy Holders, and (iii) 17,281 warrants, each exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. The shares of Class B Common Stock are owned by the Legacy Nerdy Holders, have voting rights only, and have no dividend or economic rights. The Company does not intend to list its Class B Common Stock on any stock exchange.
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
As part of the Reverse Recapitalization, Nerdy Inc. contributed all of its assets (other than the OpCo Units it then held) to Nerdy LLC in exchange for additional OpCo Units and OpCo Warrants. Nerdy LLC, as a result of the contribution by Nerdy Inc., received proceeds of $557,574, which included (i) cash of $287,673 that was held in TPG Pace’s trust account from its initial public offering and TPG Pace’s operating cash account, after giving effect to redemptions of TPG Pace’s Class A ordinary shares held by TPG Pace’s public shareholders prior to the Reverse Recapitalization, (ii) proceeds of $150,000 from a private placement financing (the “PIPE Financing”), (iii) proceeds of $150,000 from a forward purchase agreement (the “FPA Financing”), and (iv) the payment of TPG Pace transaction expenses of $30,099. Nerdy LLC used these proceeds to (i) pay cash consideration of $336,079 to Legacy Nerdy Holders, (ii) pay transaction fees and expenses of $29,636, and (iii) repay $52,343 of outstanding principal, interest and other charges under its Loan and Security Agreement (the “LSA”). The remaining funds were contributed to Nerdy LLC’s balance sheet.
The Legacy Nerdy Holders exchanged their historical Nerdy LLC equity for: (i) cash consideration of $336,846, of which $767 was accrued and reported as “Due to legacy Nerdy holders” on the Consolidated Balance Sheet at December 31, 2021, (ii) either OpCo Units and an equivalent number of shares of Nerdy Inc.’s Class B Common Stock or shares of Class A Common Stock, and (iii) OpCo Warrants or Private Placement Warrants.
The Reverse Recapitalization was accomplished through an umbrella partnership corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies (operating as partnerships) undertaking an initial public offering. The Up-C structure allowed Legacy Nerdy Holders to retain their equity ownership in Nerdy LLC, an entity that is classified as a partnership for United States (“U.S.”) federal income tax purposes, and provides potential future tax benefits for Nerdy Inc. when the Legacy Nerdy Holders ultimately redeem their pass-through interests for shares of Class A Common Stock or cash in Nerdy Inc. as a result of a tax receivable agreement (the “Tax Receivable Agreement”). Under the terms of the Tax Receivable Agreement, 85% of these potential future tax benefits realized by Nerdy Inc., as a result of such redemptions, will be paid to certain Legacy Nerdy Holders (the “TRA Holders”). For additional information, see Note 18.
Nerdy Inc. and Nerdy LLC will at all times maintain a one-to-one ratio between the number of shares of Class A and Class B Common Stock issued by Nerdy Inc. and the number of OpCo Units issued by Nerdy LLC. Nerdy LLC is managed by a five person board of managers, composed of three persons that were designated by Nerdy Inc. and two persons that were designated by holders of a majority of the OpCo Units held by members of Nerdy LLC other than Nerdy Inc. Nerdy LLC’s management continues to manage Nerdy LLC and all of its related and affiliated entities (subject to approval of Nerdy Inc.’s Board of Directors) and Nerdy Inc.’s executive officers serve as the executive officers for all of its related and affiliated entities.
As of December 31, 2022, the Legacy Nerdy Holders owned 65,948 OpCo Units, excluding Earnouts, equal to a 42.1% of the economic interest in Nerdy LLC, and 65,948 shares of Class B Common Stock, excluding Earnouts, which represents 42.1% of the combined voting power of Nerdy Inc., excluding Earnouts.
As of December 31, 2022, the public stockholders of Nerdy Inc. (i) owned 90,654 shares of Class A Common Stock, excluding Earnouts, which represented 57.9% of the combined voting power of Nerdy Inc., excluding Earnouts, and 100% of the economic interest in Nerdy Inc., and (ii) through Nerdy Inc.’s ownership of 90,654 OpCo Units, indirectly held 57.9% of the economic interest in Nerdy LLC.
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
At both December 31, 2022 and 2021, the Company held 22 of the total Warrants issued in connection with the Reverse Recapitalization.
Earnouts
Of the total shares and units issued as a result of the Reverse Recapitalization, Nerdy Inc. had 8,000 shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that will be subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock are not met within five years of the Reverse Recapitalization (assuming there is no change in control event) (the “Earnout(s)”). During the time between the issuance of the Earnouts and either the achievement of one or more triggering events or the expiration of the Earnout period, holders of the Earnouts are eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc. at the same rate as all other holders of Class A Common Stock, i.e., on a one-for-one basis. However, during this time, the Earnouts will be subject to transfer restrictions until and upon the achievement of one or more triggering events, as described below. In the event that some or all of the Earnouts are forfeited, and the holders thereof had received non-forfeitable dividends during the Earnout period, the dividends will not be subject to return by the holder to Nerdy Inc. Each Earnout will be subject to a triggering event as follows:
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
At both December 31, 2022 and 2021, the Company held 36 of the total Earnouts issued in connection with the Reverse Recapitalization.
Transaction Expenses
In connection with the Reverse Recapitalization, Nerdy LLC incurred expenses of $29,636, and $1,288 during the years ended December 31, 2021 and 2020, respectively. Of the total costs incurred during the year ended December 31, 2021, $9,602 were reported as “General and administrative expenses” in the Consolidated Statement of Operations and $20,034 were reported as a reduction of additional paid-in capital on the consolidated balance sheet. All transaction costs incurred during the year ended December 31, 2021 were paid as of December 31, 2021. All transaction costs incurred during the year ended December 31, 2020 were reported as “General and administrative expenses” in the Consolidated Statement of Operations. Nerdy LLC did not record any transaction expenses related to the Reverse Recapitalization during the year ended December 31, 2022.
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with existing accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
For the year ended December 31, 2022 and for the period of September 21, 2021 through December 31, 2021, the consolidated financial statements present the consolidated results of operations, comprehensive loss, cash flows, and changes in stockholders’ equity (deficit) of Nerdy Inc. and its consolidated subsidiaries, including Nerdy LLC. The consolidated balance sheets at December 31, 2022 and 2021 present the financial condition of Nerdy Inc. and its consolidated subsidiaries, including Nerdy LLC.

For the period of January 1, 2021 through September 20, 2021, the Closing Date of the Reverse Recapitalization, and for the year ended 2020, the consolidated financial statements present the consolidated results of operations, comprehensive loss, cash flows, and changes in equity (deficit) of Nerdy LLC and its wholly-owned subsidiaries.
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
For the year ended December 31, 2021, $3,779 of the consolidated net loss of Nerdy LLC was attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of a portion of the consolidated net loss of Nerdy LLC for the period of September 21, 2021 through December 31, 2021. For the year ended December 31, 2021, $3,354 of the consolidated net loss of Nerdy LLC was attributable to the NCI, and reflects the Legacy Nerdy Holders’ absorption of a portion of the consolidated net loss of Nerdy LLC for the period of September 21, 2021 through December 31, 2021. For the year ended December 31, 2021, $23,546 of the consolidated net loss of Nerdy LLC was attributable to the Legacy Nerdy Holders to reflect their absorption of 100% of the consolidated net loss of Nerdy LLC pertaining to the period of January 1, 2021 through September 20, 2021, the Closing Date of the Reverse Recapitalization. For the year ended December 31, 2020, the net loss of $24,663 was attributable to the Legacy Nerdy Holders to reflect their absorption of 100% of Nerdy LLC’s net losses pertaining to periods prior to the Reverse Recapitalization.
Principles of Consolidation
For the year ended December 31, 2022 and for the period of September 21, 2021 through December 31, 2021, the consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including Nerdy LLC. In determining the accounting of Nerdy Inc.’s interest in Nerdy LLC after the Reverse Recapitalization, management concluded Nerdy LLC was not a variable interest entity as defined by ASC Topic 810, “Consolidation,” and as such, Nerdy LLC was evaluated under the voting interest model. As Nerdy Inc. has the right to appoint a majority (three of the five) managers of Nerdy LLC, Nerdy Inc. controls Nerdy LLC, and therefore, the financial results of Nerdy LLC and its subsidiaries, after the completion of the Reverse Recapitalization on September 20, 2021, are consolidated with and into Nerdy’s Inc.’s financial statements. All intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated.
For the days and the period prior to Reverse Recapitalization, the consolidated financial statements of the Company comprise the accounts of Nerdy LLC and its wholly-owned subsidiaries. All intercompany accounts and transactions among Nerdy LLC and its consolidated subsidiaries were eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, stock-based compensation expense, the valuation of the Earnouts and the Founder’s Award (as defined in Note 18), impairment of goodwill, long-lived assets and definite-lived intangible assets,, internal-use software, and website development costs. The Company bases its estimates on historical experience, knowledge of current business conditions, and various other factors it believes to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ from these estimates, and such differences could be material to its financial position and operating cash flows.
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

Fair Value
The Company holds certain items that are required to be disclosed at fair value (see Note 15). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:
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
Foreign Currency Translation
The Company operates foreign businesses in the United Kingdom and Canada. The functional currencies of these businesses are the local currencies. Adjustments from the translation of foreign currency into U.S. dollars for balance sheet amounts are based on exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in “Accumulated other comprehensive (loss) income” as a component of “Stockholders’ Equity” on the Consolidated Balance Sheets.
Revenue Recognition and Deferred Revenue
The Company recognizes revenues from its services as performance obligations are satisfied. Performance obligations are satisfied throughout the term of contracts with Learners and institutions, who are the Company’s customers, when they are provided services. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company generates revenue by selling services to Learners and institutions for one-on-one instruction, classes, and other services that are fulfilled by Experts, who deliver instruction on the Company’s behalf through its proprietary Live Learning Platform. The Company’s contracts with Learners consist of Learning Memberships and Packages.
The Company’s revenues from contracts with Learners, which are generally short-term in duration (one year or less), are recognized as performance obligations are satisfied. Contracts with Learners are sold through Learning Memberships, whereby Learners pay a fixed monthly rate over the contract term, and Packages, which primarily consist of upfront payments that can be redeemed up to one year from the date of first payment.
Revenues earned through Learning Memberships are recognized based upon its two distinct performance obligations: (i) one-on-one instruction and (ii) unlimited access to live classes (and other content). Revenues are recognized from one-on-one instruction and unlimited live classes (and other content) as performance obligations are satisfied and in an amount that reflects the consideration the Company is contractually entitled to receive in exchange for those services. For one-on-one instruction, revenue recognition is consistent with one-on-one instruction sold through Packages. The customer receives benefit from the completion of each session (as Learners are not obligated to meet with the same Expert for a minimum number of sessions), and therefore, each one-on-one session is a separate performance obligation. Revenue is recognized and deferred revenue is relieved on the date services are delivered to Learners. For unlimited access to live classes (and other content), revenues are recognized ratably as the performance obligation is satisfied over time as the Company is required to provide access to live classes and other content during the contract term.
Revenues earned through Packages are recognized from services as performance obligations are satisfied. Given the customer receives benefit from the completion of each session (as Learners are not obligated to meet with the same Expert for a minimum number of sessions), the Company has concluded that each session is a separate performance obligation. Revenue is recognized and deferred revenue is relieved on the date services are delivered to Learners in an amount that reflects the consideration the Company is contractually entitled to receive in exchange for those services.
Cash for the purchase of services by Learners (for Learning Memberships and Packages) is generally collected in advance (at one time or in installments) and recorded to deferred revenue until the services are used by the Learner. With respect to installment sales, the first installment payment is collected at the time of sale with the subsequent payment typically due thirty days later. Per the terms of the Learning Memberships contract, purchased services can be redeemed up to one month from the date of payment. Per the terms of the Packages contract, purchased services can be redeemed up to one year from the date of the first payment. The Company recognizes revenue for unredeemed payments for services over the life of the agreement (unredeemed payments expire each month in the case of Learning Memberships) with the customer based on historical customer usage patterns. The Company estimates the amount in which and the period of time over which payments for services are not redeemed using historical usage and redemption patterns. These estimates are reassessed each reporting period.
The Company’s revenues from contracts with institutions, which are generally short-term in duration of (one year or less), are recognized from services as performance obligations are satisfied. Given the institutions receive benefit from the completion of each session (as institutions are not obligated to meet with the same Expert for a minimum number of sessions), the Company has concluded that each session is a separate performance obligation. Revenue is recognized, and to the extent cash for the purchase of services by institutions is collected in advance (at one time or in installments), deferred revenue is relieved on the date services are delivered to the institutions in an amount that reflects the consideration the Company is contractually entitled to receive in exchange for those services. For institutions that do not pay in advance, the Company typically invoices these institutions on a monthly basis for each session provided, with amounts recorded to accounts receivable, net of any related allowance for doubtful accounts.
Per the terms of the contract, services purchased by institutions are generally redeemed up to one year from the date of the first payment. To the extent cash for the purchase of services by institutions is collected in advance, the Company recognizes revenue for unredeemed payments for services over the life of the agreement with institutions based on usage.
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
The Company does not have any incremental costs to obtain or fulfill a contract that require capitalization. The Company elected as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.
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
Restricted Cash
The Company classifies certain restricted cash balances within “Other current assets” and “Other assets” on the Consolidated Balance Sheets. Restricted cash consists of cash collateralized letters of credit in support of its corporate office leases and cash deposits due to Legacy Nerdy LLC Holders in exchange for their Historical Nerdy LLC Equity. Restricted cash amounts for contractual obligations with an expected duration of less than one year and more than one year are reported as “Other current assets” and “Other assets,” respectively, on the Consolidated Balance Sheets. For additional information, see Note 10.
Accounts Receivable, Net
The Company’s accounts receivable relate to sales of services which have not been collected and contractual amounts due to the Company. A receivable is considered past due if payments have not been received within the agreed upon invoice terms.
Allowance for Doubtful Accounts
The Company assesses the creditworthiness of its customers based on multiple sources of information, and analyzes factors such as historical bad debt experience and economic trends. Accounts receivable are written off as a decrease to the allowance for doubtful accounts when all collection efforts have been exhausted and an account is deemed uncollectible.

Prepaid Expenses
Prepaid expenses are stated at historical cost, net of any related amortization, and consist of amounts paid in advance for insurance, advertising, and other operating costs, which are of continuing benefit to the Company. The amounts reported as assets on the Consolidated Balance Sheets within “Other current assets” were $3,708 and $3,590 as of December 31, 2022 and 2021, respectively.
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
For additional information on fixed assets and internal use software, see Note 11.
Goodwill
Goodwill recorded by the Company relates to the assets of a previously acquired business. Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill and intangible assets acquired are recorded at fair market value under the acquisition method of accounting as of the acquisition date. At both December 31, 2022 and 2021, “Goodwill” reported on the Consolidated Balance Sheets was $5,717.
Intangible Assets
Intangible assets consist solely of definite-lived trade names. Intangible assets acquired are recorded at fair market value under the acquisition method of accounting as of the acquisition date. Amortization of the definite-lived intangible assets is provided on a straight-line basis over 10 years and is included in “General and administrative expenses” in the Consolidated Statements of Operations. For additional information on intangible assets, see Note 12.
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
The Company conducts a definite-lived asset impairment assessment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. For the years ended December 31, 2022, 2021, and 2020, the Company concluded there were no events or changes in circumstances indicate that would indicate an impairment of its definite-lived assets.
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
For the years ended December 31, 2022, 2021, and 2020, the Company conducted qualitative goodwill impairment assessments and concluded there were no impairments of goodwill as of December 31, 2022, 2021, and 2020.
These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 15.
Leases
In conjunction with the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” on January 1, 2022, the policy for lease accounting was updated. See Note 17 for a summary of the updated policy.
Stock-based Compensation
The Company recognizes the cost of services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards. That cost is recognized straight-line or graded (when applicable) over the period during which the employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). Any forfeitures of stock-based compensation are recorded as they occur. See Note 20 for disclosures related to stock-based compensation.
Marketing Expenses
Marketing expenses primarily include media costs, including television, radio, podcasts, paid social, paid search, and other paid channels. Costs associated with the delivery of the Company’s large group classes, including StarCourse costs, and expenditures across new marketing channels to drive brand awareness and reach, are also included in marketing expenses. Marketing costs are expensed as incurred by the Company within “Sales and marketing expenses” in the Consolidated Statements of Operations. Marketing expenses were $45,113, $44,393, and $29,293 for the years ended December 31, 2022, 2021, and 2020, respectively.
Income Taxes
Following the Reverse Recapitalization, Nerdy Inc. holds an economic interest in Nerdy LLC (see Note 1), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws, and any taxable income or loss is passed through and included in the taxable income or loss of its members, including Nerdy Inc. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of net taxable income or loss and any related tax credits of Nerdy LLC.
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
The Company’s interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals, or adjudication in the court systems of the tax jurisdictions in which the Company operates. The Company regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. Additionally, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company records interest and penalties related to uncertain income tax positions in income tax expense. For additional information on income taxes, see Note 8.
Prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, its net taxable income or loss and any related tax credits were allocated to its members.

Net Earnings (Loss) Per Share
As noted above, the Company recasted Historical Nerdy LLC Equity as Nerdy Inc. common equity for all periods prior to the Reverse Recapitalization. However, as 100% of the net losses of Nerdy LLC prior to the Reverse Recapitalization were absorbed by the Legacy Nerdy Holders, basic and diluted loss per share is zero for the year ended December 31, 2020 and basic and diluted loss per share for the year ended December 31, 2021 represents only the period from September 21, 2021 to December 31, 2021, when the Company had losses attributable to Class A Common Stockholders. Class B Common Stock does not have economic rights in Nerdy Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share of Class B Common Stock has not been presented.
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
Basic earnings (loss) per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of non-qualified stock options (“Stock Option(s)”), stock appreciation rights (“SAR(s)”), restricted stock awards (“RSA(s)”), restricted stock units (“RSU(s)”), Warrants, and Earnouts, if any, using the “treasury stock” method and the Combined Interests (as defined in Note 5) that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. Net earnings (loss) for diluted earnings (loss) per share is adjusted for Nerdy Inc.’s share of Nerdy LLC’s consolidated net loss, net of Nerdy Inc. taxes, after giving effect to dilutive securities. Additionally, net earnings (loss) for diluted earnings (loss) per share is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent they are dilutive.
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
As a result of the Reverse Recapitalization (see Note 1), the Company has issued and outstanding Warrants and Earnouts. The Company evaluates the Warrants and Earnouts, to determine if such instruments should be considered stock-based compensation, pursuant to ASC Topic 718, “Compensation - Stock Compensation”, and if not in the scope of ASC 718, if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity” or ASC Topic 815, “Derivatives and Hedging.” The classification of whether the instrument should be classified stock-based compensation or a derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
Warrants and Earnouts issued to non-employees (the “Non-employee Warrants” and the “Non-employee Earnouts,” respectively) were not classified as stock-based compensation as there was no condition of employment such that the granting of the shares does not represent compensation. The Non-employee Warrants and Non-employee Earnouts are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. Derivative Warrant and Earnout liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Public Warrants to non-employees are measured at fair value on a recurring basis, using the market approach based upon the quoted market price of Nerdy Inc.’s Public Warrants at the end of each reporting period. Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees are measured at fair value on a recurring basis based upon the quoted price for similar liabilities (Public Warrants issued to non-employees) in active markets as of the end of each period. Non-employee Earnouts are measured at fair value on a recurring basis, using the Monte Carlo Option Pricing Method at the end of each reporting period.

For additional information on the Non-employee Warrants and Non-employee Earnouts, see Notes 14 and 15. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.
Defined Contribution Plan
The Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $868, $337, and $138 for the years ended December 31, 2022, 2021, and 2020, respectively.
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements (other than the ones described below) that had or will have an impact on the results of operations, comprehensive income (loss), financial condition, cash flows, and stockholders’ equity (deficit) based on current information.
Recently Issued
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts, and trade receivables, as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities, and other financial assets measured at fair value through other comprehensive income and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as a reduction in the amortized cost of the securities, and provides for additional disclosure requirements. The Company has substantially completed its analysis of this ASU’s impact on its trade receivables. The Company will adopt this ASU on January 1, 2023 in accordance with the ASU, and does not expect it to have a material impact on its consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it simplifies the diluted earnings (loss) per share calculation in certain areas. The Company is required to adopt this ASU on January 1, 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU.
Recently Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires organizations that lease assets to recognize on the balance sheet the right-of-use (“ROU”) assets and lease liabilities for the rights and obligations created by those leases. This ASU also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, which provides entities with a new transition method where comparative periods presented in the financial statements in the period of adoption will not need to be restated. Under the new transition method, an entity initially applies the provisions of the standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted these ASUs on January 1, 2022, as required by the ASUs, and utilized the cumulative effect adjustment approach, which did not result in an adjustment to the Company’s opening balance of retained earnings. At adoption, the Company recognized ROU assets and lease liabilities of $4,154 and $4,870, respectively, on the consolidated balance sheet at January 1, 2022. The new standard did not materially impact the statements of operations, cash flows, or stockholders’ equity. Additionally, the Company provides expanded disclosures related to its leasing arrangements in accordance with these ASUs. For additional information, see Note 17.

NOTE 4 — REVERSE RECAPITALIZATION
As discussed in Note 1, Nerdy LLC merged with a wholly-owned subsidiary of Nerdy Inc., with Nerdy LLC surviving the Merger. Nerdy LLC is governed by a board of managers composed of three persons that were designated by Nerdy Inc. and two persons that were designated by holders of a majority of the OpCo Units held by members of Nerdy LLC other than Nerdy Inc. Management determined Nerdy LLC was not a variable interest entity (see Note 2), and as result, identified Nerdy LLC as the accounting acquirer of the Merger in accordance ASC Topic 805. Management concluded that Nerdy LLC was the accounting acquirer due to (i) the Legacy Nerdy Holders receiving the largest portion of the voting rights in the combined company, Nerdy Inc., (ii) significantly all of the Legacy Nerdy Holders retained their equity interest as stockholders in Nerdy Inc., (iii) Nerdy LLC’s operations prior to the Reverse Recapitalization comprising the only ongoing operations of Nerdy Inc., (iv) the Legacy Nerdy Holders have the right to appoint a majority (five of the seven) directors of Nerdy Inc., (v) the executive management of Nerdy LLC will become the executive management of Nerdy Inc., and (vi) it is significantly larger than Nerdy Inc. in terms of revenue, total assets (excluding cash), and employees. Therefore, the Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with ASC Topic 805. Nerdy Inc. was treated as the “acquired” company for financial reporting purposes, and for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Nerdy LLC issuing stock for the net assets of Nerdy Inc., accompanied by a recapitalization. The net assets of Nerdy Inc. were recorded at historical cost on the balance sheet as of September 20, 2021, the Closing Date of the Reverse Recapitalization, with no goodwill or other intangible assets recorded. For additional information on the capitalization of Nerdy Inc. and Nerdy LLC immediately following the Closing of the Reverse Recapitalization, see Note 1.
NOTE 5 — NONCONTROLLING INTERESTS
As of December 31, 2022, Legacy Nerdy Holders owned 65,948 OpCo Units, equal to a 42.1% of the economic interest in Nerdy LLC, excluding Earnouts, and 65,948 shares of Class B Common Stock, excluding Earnouts. As of December 31, 2021, Legacy Nerdy Holders owned 70,629 OpCo Units, equal to a 47.1% of the economic interest in Nerdy LLC, excluding Earnouts, and 70,629 shares of Class B Common Stock, excluding Earnouts.
The OpCo Units and the shares of Class B Common Stock, together (the “Combined Interests”) may be redeemed at the option of the Legacy Nerdy Holders on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by Nerdy Inc. If Nerdy Inc. elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than five business days after the redemption notice date. Upon the redemption of the OpCo Units and Class B Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be cancelled. After each conversion, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders is adjusted to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
Nerdy Inc. owned 57.9% and 52.9% of the outstanding OpCo units as of December 31, 2022 and December 31, 2021, respectively. Following the Reverse Recapitalization, the financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders is rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the periods presented. Nerdy LLC did not have OpCo Units outstanding during the year ended December 31, 2020. For additional information on the Reverse Recapitalization, see Notes 1 and 4.

	As Of and For The Year Ended December 31,
	2022	2021
OpCo Units
Nerdy Inc.
Beginning of period	79,271	—
Issuance of OpCo units in connection with the Reverse Recapitalization (a)	—	79,233
Vesting or exercise of equity awards	5,534	38
Conversion of Combined Interests into Class A Common Stock	5,849	—
End of period	90,654	79,271
Legacy Nerdy Holders
Beginning of period	70,629	—
Issuance of OpCo units in connection with the Reverse Recapitalization	—	70,613
Vesting or exercise of equity awards	1,168	16
Conversion of Combined Interests into Class A Common Stock	(5,849)	—
End of period	65,948	70,629
Total
Beginning of period	149,900	—
Issuance of OpCo units in connection with the Reverse Recapitalization	—	149,846
Vesting or exercise of equity awards	6,702	54
Conversion of Combined Interests into Class A Common Stock	—	—
End of period	156,602	149,900
Ownership Percentage
Nerdy Inc.
Beginning of period	52.9%	—%
End of period	57.9%	52.9%
Legacy Nerdy Holders
Beginning of period	47.1%	—%
End of period	42.1%	47.1%
(a)Includes OpCo Units held by certain Legacy Nerdy Holders, who were issued 11,550 shares of Class A Common Stock of Nerdy Inc., excluding Earnouts, in connection with the Reverse Recapitalization, and therefore, indirectly, owned 11,550 OpCo Units of Nerdy LLC.
NOTE 6 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Year Ended December 31,
	2022	%	2021	%	2020	%
Consumer	$140,820	86%	$130,223	93%	$97,936	94%
Institutional	19,054	12%	4,871	3%	—	—%
Other (a)	2,791	2%	5,570	4%	6,032	6%
Revenue	$162,665	100%	$140,664	100%	$103,968	100%
(a)Other consists of the legacy Veritas Prep LLC business and EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”) and other services.

Contract liabilities are recorded within “Deferred revenue” on the Company’s Consolidated Balance Sheets. Deferred revenue consists of advanced payments from customers for performance obligations that have not been satisfied. Deferred revenue is recognized as performance obligations are satisfied, and all other revenue recognition criteria have been met. The following table presents the Company’s “Accounts receivable, net” and “Deferred revenue” balances for the periods presented.

	December 31,
	2022	2021
Accounts receivable, net	$11,596	$5,321
Deferred revenue	$25,539	$30,005
“Accounts receivable, net”, is shown net of reserves of $858 and $477 as of December 31, 2022 and 2021, respectively. The Company expects to recognize substantially all of the deferred revenue balance in the next twelve months.
NOTE 7 — RESTRUCTURING
On December 8, 2022, the Company announced the completion of workforce reductions of approximately 17% of its total workforce. The reductions primarily affected variable hourly roles and included a limited number of corporate fixed personnel roles. The new products and go-to-market strategies in both the Company’s Consumer and Institutional businesses, which focus on recurring revenue relationships with higher value customers, allow for a simplified sales model and generate operating efficiencies, including in the headcount needed to operate certain areas of the business.
Restructuring charges and the associated liabilities for employee-related costs are shown in the following table.

Balance, December 31, 2021	$—
Charge to expense	1,479
Cash payments	(1,366)
Non-cash charges	—
Balance, December 31, 2022	$113

Total expected restructuring charges	$1,479
Cumulative restructuring charges incurred to date	1,479
Remaining expected restructuring charges	$—
Of the total restructuring charges incurred during the year ended December 31, 2022, $345 and $1,134 were included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations. No restructuring charges were incurred during the years ended December 31, 2021 or 2020.
NOTE 8 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 5), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. Prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, its net taxable loss and any related tax credits were allocated to its members. The period as of and for the year ended December 31, 2021 discussed below represents the period beginning September 21, 2021 and ending December 31, 2021.

The following table presents expense for income taxes for the periods presented.

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State and local	19	40
	19	40
Deferred:
Federal	—	—
State and local	—	—
	—	—
Income tax expense	$19	$40

Loss before income taxes	$(63,889)	$(7,093)
Effective income tax rate	(0.03)%	(0.56)%
Income tax expense recorded during the years ended December 31, 2022 and 2021 represents amounts owed to state authorities due to the change in corporate taxpayer status following the Reverse Recapitalization.
The following table presents a reconciliation of income tax expense with amounts computed at the federal statutory tax rate for the periods presented.

	Year Ended December 31,
	2022	2021
Computed tax (21%)	$(13,417)	$(1,489)
Partnership outside basis adjustments	(3,840)	(8,827)
Income tax benefit attributable to NCI	7,085	797
Change in valuation allowance charged to expense	14,301	9,812
State income tax benefit, net of effect on federal tax	(2,406)	(190)
Other, net (none in excess of 5% of computed tax)	(1,704)	(63)
Income tax expense	$19	$40
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

	December 31, 2022			December 31, 2021
	Assets	Liabilities	Net	Assets	Liabilities	Net
Investment in Nerdy LLC (a)	$63,501	$—	$63,501	$54,527	$—	$54,527
Net operating loss and credit carryforwards	23,095	—	23,095	5,829	—	5,829
Other items	178	—	178	127	—	127
Total gross deferred income taxes	86,774	—	86,774	60,483	—	60,483
Valuation allowance	(86,774)	—	(86,774)	(60,483)	—	(60,483)
Total deferred taxes	$—	$—	$—	$—	$—	$—
(a)The Company’s deferred tax asset for investment in partnership relates to excess tax outside basis over financial reporting outside basis in Nerdy LLC, which is treated as a partnership for U.S. federal income tax purposes.
At September 20, 2021, the Closing Date of the Reverse Recapitalization, the Company assessed the realizability of the net deferred tax assets, and in that analysis, considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by Nerdy LLC over the three year period ended September 20, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. After consideration of all these factors, the Company recorded a full valuation allowance against the deferred tax assets at Nerdy Inc. as of the Closing Date of the Reverse Recapitalization. The initial recognition of the Company’s deferred tax assets and valuation allowance was recorded to “Additional paid-in capital”, and resulted in a net zero impact to the Company’s consolidated balance sheet. At both December 31, 2022 and 2021, the Company continued to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. The full valuation allowance will remain until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The following table summarizes changes to the Company’s valuation allowance for the periods presented.

	As Of and For The Year Ended December 31,
	2022	2021
Balance, beginning of year	$(60,483)	$—
Reverse Recapitalization (a)	—	(50,671)
Provision charged to expense	(14,301)	(9,812)
Provision charged to additional paid-in capital	(11,990)	—
Balance, end of year	$(86,774)	$(60,483)
(a)The initial recognition of the Company’s valuation allowance in connection with the Reverse Recapitalization was recorded to additional paid-in capital on the consolidated balance sheet.
As of December 31, 2022, the Company had U.S. federal net operating loss (“NOL”) and credit carryforwards totaling $19,702, which have expiration dates ranging from 2035 to extending indefinitely without expiration, as well as state NOL carryforwards totaling $3,393, which have various expiration dates extending through 2042.
The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. At both December 31, 2022 and 2021, the Company had not recorded any uncertain tax positions, as well as any accrued interest and penalties on the Consolidated Balance Sheets. During the years ended December 31, 2022 and 2021, the Company did not record any interest and penalties in “Income tax expense” in the Consolidated Statements of Operations.
Nerdy Inc.’s U.S. federal, state, and local jurisdiction income tax returns for the tax years ended December 31, 2021 are generally open and subject to examination by the tax authorities in each respective jurisdiction. Additionally, there is an open examination of an annual filing of Nerdy LLC in the U.S. for a period prior to the Reverse Recapitalization. At this time, the Company does not anticipate material adjustments to its financial statements resulting from tax examinations currently in progress.
NOTE 9 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock. Basic and diluted loss per share for the year ended December 31, 2021 represents the period from September 21, 2021 to December 31, 2021, the period when the Company had Class A and Class B Common Stock outstanding. The Company did not have Class A and Class B Common Stock issued or outstanding during the year ended December 31, 2020. Class B Common Stock does not have economic rights in Nerdy Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B Common Stock has not been presented. Earnouts do not participate in profits or losses but are eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc., and as a result, are considered participating securities for basic and diluted loss per share. As such, basic and diluted loss per share is computed using the two-class method. Under the two-class method, net earnings attributable to Class A Common Stock, if any, are allocated to Class A Common Stock and Earnouts as if all of the net earnings for the period had been distributed. For additional information, see Notes 1 and 2.
Basic loss per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of Stock Options, SARs, RSAs, RSUs, Warrants, and Earnouts, if any, using the “treasury stock” method and for the Combined Interests that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. “Net loss attributable to Class A Common Stockholders for diluted loss per share” is adjusted for the Nerdy Inc.’s share of Nerdy LLC’s consolidated net loss, net of Nerdy Inc. taxes, after giving effect to dilutive securities. Additionally, “Net loss attributable to Class A Common Stockholders for diluted loss per share” is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants are dilutive.

	Year Ended December 31,
	2022	2021
Net Loss Attributable to Class A Common Stockholders	$(35,399)	$(3,779)
Less: Undistributed net earnings attributable to participating securities	—	—
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(35,399)	$(3,779)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	85,873	79,236

Basic and Diluted loss per share of Class A Common Stock	$(0.41)	$(0.05)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the periods presented as they were anti-dilutive.

	Year Ended December 31,
	2022	2021
Stock options	974	3,347
Stock appreciation rights	6,548	7,476
Restricted stock awards	866	2,809
Restricted stock units	14,683	8,859
Restricted stock units - founder’s award	9,258	9,258
Warrants	19,311	19,311
Earnouts	7,964	7,964
Combined Interests that can be converted into shares of Class A Common Stock	65,948	70,629
NOTE 10 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2022	2021	2020
Cash and cash equivalents	$90,715	$143,964	$29,265
Restricted cash included in Other current assets	516	1,083	270
Restricted cash included in Other assets	316	832	1,147
Total Cash, Cash Equivalents, and Restricted Cash shown in the Consolidated Statements of Cash Flows	$91,547	$145,879	$30,682
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its corporate office leases and cash deposits due to Legacy Nerdy LLC Holders (see Note 1). As of December 31, 2022 and 2021, the Company recorded cash deposits of zero and $767, respectively, due to Legacy Nerdy Holders in exchange for their Historical Nerdy LLC Equity as “Other current assets” on the Consolidated Balance Sheets.

NOTE 11 — FIXED ASSETS, NET
Fixed assets, net consisted of:

	December 31,
	2022	2021
Capitalized internal use software	$29,318	$22,205
Office equipment	3,616	3,032
Leasehold improvements	1,489	1,489
Furniture & fixtures	941	941
Other	800	800
	36,164	28,467
Accumulated depreciation	(23,660)	(17,749)
	$12,504	$10,718
The following table presents amortization expense related to capitalized internal use software and depreciation expense recorded by the Company in the Consolidated Statements of Operations for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2022	2021	2020
Amortization expense related to capitalized internal use software	Cost of revenue	$4,865	$4,485	$4,080
Depreciation expense	General and administrative expenses	1,054	835	917
NOTE 12 — INTANGIBLE ASSETS, NET
Intangible assets, net consisted of:

	December 31, 2022			December 31, 2021
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Trade names	$5,956	$(2,382)	$3,574	$6,325	$(1,897)	$4,428
The following table presents amortization expense related to intangible assets recorded by the Company in the Consolidated Statements of Operations for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2022	2021	2020
Amortization expense related to intangible assets	General and administrative expenses	$602	$1,069	$1,046
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
For the definite-lived intangible assets recorded as of December 31, 2022, estimated amortization expense for the next five years is as follows:

2023	$594
2024	594
2025	594
2026	594
2027	594

NOTE 13 — OTHER CURRENT LIABILITIES

	December 31,
	2022	2021
Accrued compensation	2,070	1,956
Operating lease liabilities	1,528	—
Accrued insurance	1,101	—
Accrued taxes	782	746
Accrued score guarantee	603	356
Accrued credit card	505	396
Accrued professional services	365	1,093
Other	1,639	2,926
	$8,593	$7,473
NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes.
The Company has issued and outstanding Warrants and Earnouts. The Non-employee Warrants and Non-employee Earnouts are not in the scope of ASC Topic 718 and are classified as derivative liabilities under ASC Topic 480 or ASC Topic 815. Derivative Warrant and Earnout liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets. For additional information, see Note 2.
At both December 31, 2022 and 2021, the number of Non-employee Warrants and Earnouts contracts issued and outstanding was 19,122 and 7,655, respectively. No derivative instruments were issued or held by the Company as of and for the year ended December 31, 2020.
The following table presents the balance sheet location and fair value of the Company’s derivative liability instruments on a gross basis, none of which are designated as hedging instruments under ASC Topic 815.

		December 31,
	Balance Sheet Location	2022	2021
Non-employee Warrants	Other liabilities	$4,398	$17,210
Non-employee Earnouts	Other liabilities	7,658	21,466
		$12,056	$38,676
The following table presents the effects of the Company’s derivative instruments on the Company’s Consolidated Statement of Operations for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2022	2021
Non-employee Warrants	Unrealized gain on derivatives, net	$(12,812)	$(24,095)
Non-employee Earnouts	Unrealized gain on derivatives, net	(13,808)	(46,946)
		$(26,620)	$(71,041)

NOTE 15 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	December 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-employee Warrants	$4,398	$2,070	$2,328	$—	$17,210	$8,100	$9,110	$—
Non-employee Earnouts	7,658	—	—	7,658	21,466	—	—	21,466
	$12,056	$2,070	$2,328	$7,658	$38,676	$8,100	$9,110	$21,466
The Company holds certain items that are required to be disclosed at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company’s calculation of the fair value of liabilities associated with Public Warrants issued to non-employees was calculated using the market approach based upon the quoted market price of Nerdy Inc.’s Public Warrants at the end of each period. The Company’s calculation of the fair value of liabilities associated with the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees was calculated based upon the quoted price for similar liabilities (the Public Warrants issued to non-employees) in active markets at the end of each period. As such, the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees are classified as Level 2. For additional information, see Note 1 and Note 14.
The fair value of liabilities associated with the Non-employee Earnouts was measured on a recurring basis using the Monte Carlo Option Pricing Method. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. For additional information on the Non-employee Earnouts see Notes 1, 2, and 14. The following table summarizes the Level 3 activity measured on a recurring basis.

Balance, December 31, 2021	$21,466
Mark-to-market gain on Non-employee Earnouts	(13,808)
Balance, December 31, 2022	$7,658
The fair value of each Earnout (both employee and non-employee) was estimated using the Monte Carlo Option Pricing Method. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimated volatility based on the implied volatility using historical volatility of the Company’s Public Warrants. The expected life of the Earnouts was assumed to be equivalent to their remaining contractual term. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Earnouts. The Company anticipated the dividend rate will remain at zero.
The following table presents the assumptions used for the initial measurement of the Earnouts (both employee and non-employee) on September 20, 2021 and to remeasure the fair value of outstanding Non-employee Earnouts liabilities as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021	September 20, 2021
Expected term (in years)	3.72	4.72	5.00
Stock price	$2.25	$4.50	$11.20
Expected stock price volatility	79.0%	65.0%	35.0%
Risk-free interest rate	4.1%	1.2%	0.8%
Expected dividends	—%	—%	—%
Fair Value (per Earnout)	$1.00	$2.80	$8.94
The Company’s financial assets and liabilities also include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months).
Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. For additional information on definite-lived assets and goodwill, see Notes 2, 11, and Note 12. There were no fair value measurement adjustments recognized related to definite-lived assets and goodwill during the years ended December 31, 2022, 2021, and 2020.

NOTE 16 — LONG-TERM DEBT
Loan and Security Agreement
On August 9, 2019, Nerdy LLC entered into a LSA for an aggregate principal amount of up to $50,000, subject to certain limitations. The LSA bore interest equal to the greater of either (i) 10.75% plus the prime rate as reported in The Wall Street Journal minus 5.5% or (ii) 10.75%. Additionally, Nerdy LLC was subject to paid-in-kind (“PIK”) interest of 0.55% and an end of term charge equal to 3.00% of the total funded amount. Monthly payments on the LSA are interest only, with the principal, accrued PIK interest and the end of term charge due in full at maturity. Unused capacity under the LSA did not bear a commitment fee. The LSA was scheduled to mature on August 1, 2023, subject to certain conditions, was secured by substantially all of Nerdy LLC’s assets and did not contain any financial covenants. Nerdy LLC incurred debt issuance costs of $613 associated with the LSA, which were deferred and were being amortized to interest expense over the term of the LSA. On March 19, 2020, Nerdy LLC borrowed $4,000 from the LSA. On July 28, 2021, Nerdy LLC borrowed $11,000 from the LSA, increasing total borrowings from $39,000 to $50,000.
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
CARES Act Promissory Note
In 2020, Nerdy LLC applied for and received a promissory note (the “Promissory Note”) under the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) in the amount of $8,293. The Promissory Note was scheduled to mature on April 16, 2022 and bore a 1.00% interest rate. In 2021, the Company received notice that the full principal amount of the Promissory Note and accrued interest of $102 was forgiven in full. Accordingly, Nerdy LLC recorded a gain of $8,395, which was included in “Gain on extinguishment of debt, net” in the Consolidated Statement of Operations for the year ended December 31, 2021.
In connection with the Reverse Recapitalization (see Note 1), Nerdy Inc.’s Board of Directors approved repayment in full by Nerdy LLC of the previously forgiven principal amount and accrued interest of the Promissory Note. Accordingly Nerdy LLC recorded the Promissory Note principal balance of $8,293 and accrued interest of $102 on the consolidated balance sheet within other current liabilities, and reported a loss of $8,395, which was included in “Other expense, net” in the Consolidated Statement of Operations for the year ended December 31, 2021. Nerdy LLC repaid the Promissory Note principal balance and accrued interest, which is included in “Net Cash Used In Operating Activities” in the Consolidated Statement of Cash Flows for the year ended December 31, 2021.
NOTE 17 — LEASES
In connection with the adoption of ASUs 2016-02 and 2018-11 (see Note 3), the Company updated its policy for recognizing leases under ASC Topic 842. A summary of the updated policy is included below. Prior to January 1, 2022, the Company accounted for leases under ASC Topic 840, “Leases.”
Lease Portfolio
The Company leases office space in St. Louis, MO and in Tempe, AZ through operating lease agreements. Additionally, the Company subleases its Tempe, AZ office space as a result of a sublease agreement entered into in 2020. The Company has no finance lease agreements. The lease in St. Louis, MO has a remaining term of 8 months. The lease and sublease in Tempe, AZ each have a remaining term of approximately three years. The Company makes payments to the lessor of the office space in Tempe, AZ, while receiving payments from the sublessee. The cash flows from the sublease of the Tempe, AZ office space were less than those the Company was required to make under the original lease agreement, and as a result, the Company recognized a loss of $1,772, which was included in “Other expense, net” for the year ended December 31, 2020.
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
The ROU assets are reported as “Other assets,” and lease liabilities are reported as “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term and is included in “General and administrative expenses” in the Consolidated Statement of Operations. Variable lease expense and sublease income are included in “General and administrative expenses” in the Consolidated Statement of Operations.
Impact of Adoption
The Company utilized the cumulative effect adjustment method of adoption and, accordingly, recorded ROU assets and lease liabilities of $4,154 and $4,870, respectively, on the consolidated balance sheet at January 1, 2022. The Company elected the following practical expedients in accordance with ASC Topic 842:
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
The following table presents the balance sheet location of the Company’s operating leases.

December 31, 2022
ROU assets
Other assets	$2,925

Lease liabilities:
Other current liabilities	$1,528
Other liabilities	1,863
Total lease liabilities	$3,391

The following table presents maturities of the Company’s operating lease liabilities as of December 31, 2022, presented under ASC Topic 842.

December 31, 2022
2023	$1,622
2024	1,273
2025	644
2026	—
2027	—
Thereafter	—
Total future minimum payments	$3,539
Less: Implied interest	148
Total lease liabilities	$3,391
The following table presents supplemental operations statement information related to the Company’s operating leases and sublease agreements for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2022	2021 (a)	2020 (a)
Operating lease expense	General and administrative expenses	$1,541	$1,213	$1,691
Variable lease expense	General and administrative expenses	110	—	—
Sublease income	General and administrative expenses	(1,008)	(602)	(131)
(a)Rent expense and sublease income as reported under ASC Topic 840.
As of December 31, 2022, the weighted-average remaining lease term and the weighted-average IBR of the Company’s operating leases was approximately 2.30 years and 3.50%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $1,629 for the year ended December 31, 2022.
NOTE 18 — RELATED PARTIES
Amounts Due to Legacy Nerdy Holders
As of December 31, 2021, the Company reported amounts due to Legacy Nerdy LLC Holders of $841 in exchange for their Historical Nerdy LLC Equity as “Due to legacy Nerdy holders” on the Consolidated Balance Sheet. The Company paid the amounts due to Legacy Nerdy Holders during the year ended December 31, 2022, and there was no liability reported on the Consolidated Balance sheet as of December 31, 2022.
Tax Receivable Agreement
In connection with the Reverse Recapitalization, Nerdy Inc. entered into the Tax Receivable Agreement the TRA Holders. The Tax Receivable Agreement generally provides for the payment by Nerdy Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax that Nerdy Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the Reverse Recapitalization as a result of (i) certain increases in tax basis that occur as a result of (A) the Reverse Recapitalization (including as a result of cash received in the Reverse Recapitalization and debt repayment occurring in connection with the Reverse Recapitalization) or (B) exercises of the redemption or call rights set forth in the Nerdy LLC operating agreement, as amended; and (ii) imputed interest deemed to be paid by Nerdy Inc. as a result of, and additional basis arising from, any payments Nerdy Inc. makes under the Tax Receivable Agreement. Nerdy Inc. will retain the benefit of the remaining 15% of these net cash savings. If Nerdy Inc. elects to terminate the Tax Receivable Agreement early, Nerdy Inc. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it to the TRA Holders under the Tax Receivable Agreement (based upon certain valuation assumptions and deemed events set forth in the Tax Receivable Agreement). If a change of control occurs, the Tax Receivable Agreement will remain in effect with respect to each TRA Holder (provided that certain valuation assumptions, including that there will be sufficient income to utilize all tax attributes covered by the Tax Receivable Agreement, will be utilized to determine the payments to be made under the Tax Receivable Agreement), unless such TRA Holder elects (or the representative of the TRA Holders causes all of the TRA Holders to elect) to receive its early termination payment in connection with the change of control transaction. During the year ended December 31, 2022, the Company amended the Tax Receivable Agreement to, among other things, change the applicable rates used in the Tax Receivable Agreement from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). The transition from LIBOR to SOFR did not have a material impact on the valuation of the Tax Receivable Agreement or the Company’s financial statements.
As of December 31, 2022, Nerdy Inc. has not recognized a liability of $109,717 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. For additional discussion, see Note 8. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the years ended December 31, 2022 and 2021. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.
If the Tax Receivable Agreement was terminated at December 31, 2022, Nerdy Inc. would recognize an additional deferred tax asset of approximately $74,172 and an additional Tax Receivable Agreement liability of approximately $67,219, assuming (i) a price of $2.23 per share (the volume-weighted average share price of the Company’s Class A Common Stock as of December 31, 2022), (ii) a constant corporate tax rate of 24.9%, (iii) that Nerdy Inc. will have sufficient taxable income to fully utilize the tax benefits, and (iv) no material changes in relevant tax law.
NOTE 19 — COMMITMENTS AND CONTINGENCIES
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
The Company believes that it is only reasonably possible and not probable that Varsity Tutors will incur a loss under these various legal and regulatory proceedings because of the Company’s significant experience with such claims of this nature, as well as the Company’s analysis of the facts and circumstances related to current claims. Additionally, the amount of loss cannot be reasonably estimated because the amount of loss contingency is often based on certain variable inputs (e.g., platform usage by the Expert, number of plaintiffs/claimants, jurisdiction, etc.) which make the determination of a range of loss not possible. As a result, there was no accrual recorded on the Consolidated Balance Sheets at December 31, 2022 or 2021. No expense was recorded in the years ended December 31, 2022, 2021, or 2020 related to these matters.
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
NOTE 20 — STOCK-BASED COMPENSATION
Prior to the Reverse Recapitalization, Nerdy LLC’s employees and executives participated in the Nerdy 2016 U.S. Unit Appreciation Rights Plan, the 2016 Canadian Unit Appreciation Rights Plan and the Varsity Tutors, LLC Incentive Unit Plan (collectively, the “Legacy Plans”). The Legacy Plans consisted of unit appreciation rights (“UAR(s)”) and profit interest units (“PIU(s)”). UARs were subject to multi-year, time-based, graded, vesting schedules, typically over four or five years; and were only eligible for payment upon certain triggering events or as determined by Nerdy LLC’s former board of managers. At settlement, UAR holders would have received the difference between the hurdle rate at issuance and the fair market value of a historical common unit of Nerdy LLC at the time of settlement. Because UARs were only settled upon the outcome of certain events, expense would only be recognized until such time that a triggering event is deemed to be probable. As no such triggering event existed prior to the Reverse Recapitalization, Nerdy LLC did not record expense related to the UARs in the days and periods prior to the Reverse Recapitalization. PIUs represented a non-voting equity interest in Nerdy LLC that entitled the holder to appreciation in the historical equity value of Nerdy LLC arising after the date of grant and after such time as an applicable hurdle amount is met. PIUs were subject to multi-year, time-based, graded, vesting schedules, typically over a four to six year period. Prior to the Reverse Recapitalization, Nerdy LLC recognized the cost of the PIUs straight-line over the period during which the employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).
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
The UARs of current and former employees were modified in connection with the exchange discussed above. These modifications of the UARs of current and former employees were classified as Type III: Improbable to Probable, pursuant to ASC Topic 718. UARs of 437 current employees were modified and the Company recorded a step-up in the grant date fair value of the awards as of September 20, 2021, which was principally due to the difference between the UAR grant-date hurdle rates and the Company’s stock price as of the modification date. During the year ended December 31, 2021, the Company recognized stock-based compensation expense of $32,066 related to this modification of the UARs, of which $2,457 and $29,609 was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations. UARs of 362 former employees were modified and the Company recorded a step-up in the grant date fair value of the awards as of October 15, 2021, which was principally due to the difference between the UAR grant-date hurdle rates and the Company’s stock price as of the modification date. During the year ended December 31, 2021, the Company recognized stock-based compensation expense of $3,697 related to this modification of the UARs, of which $124 and $3,573 was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations.
The PIUs were also modified in connection with the exchange discussed above; however, as the modification was classified as Type 1: Probable-to-probable, pursuant to ASC Topic 718, no modification expense was recognized during the year ended December 31, 2021.
Following the Reverse Recapitalization, the Company’s employees and Board of Directors began to participate in Nerdy Inc.’s 2021 Equity Incentive Plan (as amended, the “2021 Equity Plan”), which initially permitted the issuance of various stock-based compensation awards up to 27,775, including but not limited to SARs, RSUs, and Stock Options. The Company will no longer issue new awards under the Legacy Plans as all future grants will be issued under the 2021 Equity Plan or another equity plan that is approved by the Compensation Committee of the Company’s Board of Directors. Awards issued under the 2021 Equity Plan have a maximum term of 10 years. At the 2022 annual meeting of stockholders of Nerdy Inc. held on May 4, 2022, Nerdy's stockholders approved an amendment to the 2021 Equity Plan to increase the number of authorized shares of Class A Common Stock that may be issued under the 2021 Equity Plan by 12,500 and to include an annual evergreen provision. The annual evergreen provision allows for: on January 1, 2023 and each January 1 thereafter, an increase in the number of shares of Class A Common Stock reserved for issuance under the 2021 Equity Plan by (a) five percent of the number of shares of Class A Common Stock issued and outstanding on a pro forma basis on the immediately preceding December 31 including: (1) all shares of Class A Common Stock underlying any then-outstanding Stock Options, Stock Appreciation Rights, Restricted Stock Units, and unvested Restricted Stock Awards and (2) the exchange of all shares of the Company’s Class B Common Stock (including the shares of Class B Common Stock underlying any stock awards in clause (1)) or (b) such lesser number of shares as determined by the Company’s Board of Directors.
Under the 2021 Equity Plan, Nerdy Inc. granted RSUs, in lieu of any cash compensation, to the legacy Nerdy LLC founder in consideration of the participant’s future continued employment with the Company (the “Founder’s Award”). Each RSU represents the right to receive one share of Class A Common Stock. The RSUs will vest based on the achievement of stock price hurdles. The initial Stock Price Hurdle is $18.00 per share, which will cause one-seventh of the RSUs to vest. Each hurdle is $4.00 per share greater than the previous and will cause an additional one-seventh of the RSUs to vest, with 100% vested at $42.00 per share. If the stock price hurdles are not met by September 20, 2028 (“Performance Period End Date”), the unvested RSUs will be forfeited. The stock price hurdles will be deemed achieved upon the first date prior to the Performance Period End

Date on which the average closing market price on the NYSE of one share of Nerdy Inc.’s Class A Common Stock over a consecutive 90 calendar-day period, equals or exceeds the applicable dollar amount set forth in the vesting table.
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
Total compensation cost for the Company’s non-cash stock-based compensation awards recognized in the years ended December 31, 2022, 2021, and 2020 consisted of:

	Year Ended December 31,
Financial Statement Location	2022	2021	2020
Sales and marketing expenses	$4,086	$3,378	$—
General and administrative expenses	43,158	51,039	1,730
Fixed assets, net (capitalized internal use software)	2,402	543	—
Total non-cash stock-based compensation costs	$49,646	$54,960	$1,730
As of December 31, 2022, the total compensation cost related to non-vested awards not yet recognized was $98,182, which is expected to be recognized over a weighted-average period of 2.64 years. The Company did not recognize any deferred tax benefit related to non-cash stock-based compensation expense for the years ended December 31, 2022 and 2021 as it had recorded a full valuation allowance against the deferred tax assets at Nerdy Inc. as of and for the years ended December 31, 2022 and 2021. For additional discussion, see Note 8. Prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, any deferred tax benefit related to non-cash stock-based compensation expense was allocated to its members. As of December 31, 2022 and 2021, total non-cash stock-based compensation costs, net of accumulated amortization, capitalized as “Capitalized internal use software” on the Consolidated Balance Sheets were $2,533 and $537, respectively. During the years ended December 31, 2022 and 2021, the Company amortized previously capitalized non-cash stock-based compensation costs of $406 and $6, respectively, which was included in “Cost of revenue” in the Consolidated Statements of Operations.
SARs (formerly UARs)

in thousands, except SARs, which are in ones, or where otherwise indicated	SARs	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding SARs at December 31, 2021	7,476,177	$2.19
Granted	—	—
Exercised	(293,576)	1.62
Forfeited	(634,620)	2.46
Expired	—	—
Outstanding SARs at December 31, 2022	6,547,981	2.19	6.51	$1,831
SARs vested and expected to vest as of December 31, 2022	6,547,981	2.19	6.51	1,831
SARs exercisable at December 31, 2022	4,725,148	2.10	6.26	1,430
The fair value of each SAR that was modified was estimated on the modification date using the Black-Scholes Model. The Company used the simplified method for estimating a SAR term as it did not have sufficient historical exercise experience upon which to estimate an expected term. The expected term was estimated based on the award’s vesting period and contractual term. Expected volatilities were based on historical volatility trends of peer companies as of the modification date. The risk-free rate was the interpolated U.S. Treasury rate for a term equal to the expected term. The dividend yield was set at zero as the underlying security as the Company does not intend to pay a dividend in the foreseeable future. The weighted-average assumptions and fair values for SARs modified in connection with the Reverse Recapitalization are summarized in the table below.

2021
Expected term (in years)	4.28
Expected stock price volatility	57.8%
Risk-free interest rate	0.7%
Expected dividends	—%
Fair Value (per SAR)	$8.84
The total intrinsic value of SARs exercised was $636 during the year ended December 31, 2022. There were zero SARs exercised during 2021 after the Reverse Recapitalization. In connection with the Reverse Recapitalization, holders of UARs received cash in exchange for a portion of their vested UARs.
RSAs (formerly PIUs)

RSAs are in ones and where otherwise indicated	RSAs	Weighted-Average Grant Date Fair Value Per Share
Nonvested RSAs at December 31, 2021	2,808,978	$1.01
Granted	—	—
Vested	(1,167,014)	1.36
Forfeited	(775,857)	1.20
Nonvested RSAs at December 31, 2022	866,107	1.64
The fair value of each PIU was estimated on the date of grant using the Black-Scholes Model. Nerdy LLC used the simplified method for estimating a RSA term as it did not have sufficient historical exercise experience upon which to estimate an expected term. The expected term was estimated based on the award’s vesting period and contractual term. Expected volatilities were based on historical volatility trends of peer companies as of each grant date. The risk-free rate was the interpolated U.S. Treasury rate for a term equal to the expected term. The dividend yield was set at zero as the Company does not intend to pay a dividend in the foreseeable future. There were no PIUs granted in 2022 or 2021. The weighted-average assumptions and fair values for PIUs granted are summarized in the table below.

2020
Expected term (in years)	7.00
Expected stock price volatility	50.0%
Risk-free interest rate	0.5%
Expected dividends	—%
Fair Value (per PIU)	$0.83
The total vest date fair value of RSAs was approximated using the quoted market price of the Class A Common Stock on the vest date. The total vest date fair value of RSAs that vested during 2022 was $3,591. The total vest date fair value of RSAs that vested during 2021 after the Reverse Recapitalization was $930. In connection with the Reverse Recapitalization, holders of RSAs that vested prior to the Reverse Recapitalization received a combination of shares of Class B Common Stock (and an equivalent number of OpCo Units in Nerdy LLC) and cash.

Stock Options

Stock Options are in ones and where otherwise indicated	Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,347,100	$11.20
Granted	565,653	3.48
Exercised	—	—
Forfeited	(2,939,154)	11.03
Expired	—	—
Outstanding at December 31, 2022	973,599	7.22	8.35	$—
Vested and expected to vest as of December 31, 2022	973,599	7.22	8.35	—
Exercisable at December 31, 2022	300,214	11.20	6.34	—
The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. The Company uses the simplified method for estimating a stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term was estimated based on the award’s vesting period and contractual term. Expected volatilities were based on the implied volatility of the Company’s Public Warrants. The risk-free rate was the interpolated U.S. Treasury rate for a term equal to the expected term. The dividend yield was set at zero as the Company does not intend to pay a dividend in the foreseeable future. The weighted-average assumptions and fair values for stock options granted are summarized in the table below.

	2022	2021
Expected term (in years)	5.65	6.26
Expected stock price volatility	66.9%	59.5%
Risk-free interest rate	2.9%	1.0%
Expected dividends	—%	—%
Fair Value (per stock option)	$2.12	$6.24
There were no stock options exercised during the years ended December 31, 2022 and 2021. There were no stock options exercised or outstanding during the year ended December 31, 2020.
RSUs

RSUs in ones and where otherwise indicated	RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2021	8,859,207	$5.71
Granted	16,050,035	2.71
Vested	(5,456,486)	4.14
Forfeited	(4,770,163)	3.86
Nonvested at December 31, 2022	14,682,593	3.60
The grant date fair value of each RSU award was determined based upon the closing price of the Company’s Class A Common Stock on the date of grant. The weighted-average grant date fair value per share of RSUs granted during 2022 and 2021 was $2.71 and $5.71, respectively. The total vest date fair value of RSUs that vested during 2022 and 2021 was $17,388 and $189, respectively. No RSUs were granted or vested during 2020.

RSUs - Founder’s Award

RSUs - Founder’s Award in ones and where otherwise indicated	RSUs - Founder’s Award	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2021	9,258,298	$5.06
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2022	9,258,298	5.06
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

Employee Warrants

Employee Warrants are in ones and where otherwise indicated	Employee Warrants	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	188,958	$11.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2022	188,958	11.50	3.72	$—
The grant date fair value per share of Employee Warrants was determined using the market approach based upon the closing price of the Public Warrants on the date of grant, which was $2.16.

Employee Earnouts

Employee earnouts in ones and where otherwise indicated	Employee Earnouts	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2021	309,179	$8.94
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2022	309,179	8.94
The grant date fair value of the Employee Earnout was determined using a Monte Carlo simulation. See Note 15 for the assumptions used to value the Employee Earnouts granted during the year ended December 31, 2021.
NOTE 21 — MEMBERS’ EQUITY OF NERDY LLC
Prior to the Reverse Recapitalization, Nerdy LLC had historical equity described below authorized, issued and outstanding. As discussed in Note 1, Legacy Nerdy Holders received cash, Class A Common Stock, or Class B Common Stock, and OpCo Units in exchange for their Historical Nerdy LLC Equity, pursuant to the terms of the Business Combination Agreement. The Company recasted Historical Nerdy LLC Equity outstanding for days and periods prior to the Reverse Recapitalization, reflecting the exchange ratio of 1-for-0.64 (see Note 2). The historical Nerdy LLC units disclosed in this note give effect to the conversion for all periods presented, without any change to par value or per unit amounts. The Company has not made retroactive adjustments related to the historical book values of Historical Nerdy LLC Equity as the adjustments were considered immaterial.
Redeemable Preferred Units
Class B Redeemable Preferred Units
Nerdy LLC had authorized 25,920 units of Class B redeemable preferred voting units (“Class B Units”),
Class C Redeemable Preferred Units
Nerdy LLC had authorized 11,895 units of Class C redeemable preferred voting units (“Class C Units”).
Redeemable Preferred Units Rights
Nerdy LLC’s previously amended and restated operating agreement (the “Historical Nerdy LLC Operating Agreement”) stated that starting the fifth anniversary of the Historical Nerdy LLC Operating Agreement, holders of a majority of the Class B and Class C units (collectively the “Senior Preferred Units”) could have elected to have Nerdy LLC redeem one-third of the outstanding Senior Preferred Units within 60 days from the election date and then on each of the following two anniversaries, at a redemption price equal to the greater of (i) the applicable original issue price (“OIP”) of such class of Senior Preferred Units or (ii) the fair market value of the Senior Preferred Units as of the redemption election date. Nerdy LLC’s Senior Preferred Units were accreted to the greater of OIP or fair market value, which was the redemption value, at the end of each reporting date. During the year ended December 31, 2020, Nerdy LLC recognized accretion of $150,146 and $69,111 on the Class B Units and the Class C Units, respectively, which was recorded to accumulated deficit on the consolidated balance sheet. Senior Preferred Units were convertible into common units at any time at the option of the holders, or automatically upon a qualified initial public offering, at a conversion price equal to the applicable OIP of such class of Senior Preferred Units, subject to adjustment for subsequent issuances of common units.
The following table summarizes the changes to Nerdy LLC’s Class B Units for years ended December 31, 2021 and 2020. The exchange of Nerdy LLC Class B Units and Class C Units related to the Reverse Recapitalization was initially recorded to additional paid-in capital and subsequently to cash and cash equivalents to the extent Legacy Nerdy LLC Holders received cash, on the consolidated balance sheet.

	Redeemable Preferred Units
	Class B		Class C
	Units	Value	Units	Value
Balance, December 31, 2019	25,920	$109,492	11,895	$50,047
Redeemable preferred unit accretion	—	150,146	—	69,111
Balance, December 31, 2020	25,920	$259,638	11,895	$119,158
Reverse Recapitalization, net	(25,920)	(259,638)	(11,895)	(119,158)
Balance, December 31, 2021	—	$—	—	$—
Nonredeemable Preferred Units
Class A Preferred Units
Nerdy LLC had authorized 5,060 units of Class A preferred voting units (“Class A Units”).
Class A-1 Preferred Units
Nerdy LLC had authorized 5,007 units of Class A-1 preferred voting units (“Class A-1 Units”).
Nonredeemable Preferred Units Rights
Class A Units were eligible to receive, in the aggregate, an amount equal to three times the Class A OIP (the “Class A Preferred Return”) in accordance with and subject to the Company’s distribution waterfall. Class A-1 Units were eligible to receive, in the aggregate, an amount equal to three times the Class A-1 OIP (the “Class A-1 Preferred Return” and together with the Class A Preferred Return, the “Preferred Return”) in accordance with and subject to the Company’s distribution waterfall. Alternatively, at the election of a holder at any time, or automatically in connection with a qualified initial public offering, the Class A Units and Class A-1 Units convert to common units in accordance with the then-applicable conversion ratio.
Common Units
Nerdy LLC authorized 54,761 units of common membership voting units. Common unit holders shared in Nerdy LLC’s profits and distributions after the holders of Class A Units, Class A-1 Units, Class B Units, Class C Units and the Class A Units and Class A-1 Units Preferred Return, or on a pro rata basis in the event of a qualified initial public offering.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on that evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2022, our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Previously Reported Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We previously disclosed in our 2021 Annual Report on Form 10-K the material weaknesses described below. Prior to completing the remediation of these material weaknesses, we did not design and maintain an effective control environment that meets accounting and reporting requirements. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record, and disclose accounting matters commensurate with our accounting and reporting requirements and lacked related internal controls necessary to satisfy our accounting and financial reporting requirements.
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

In 2021, our management developed a comprehensive remediation plan and began to design and implement controls to remediate the material weaknesses described above. During the years ended December 31, 2022 and 2021, we implemented these measures, which included the following:
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
•We implemented a dedicated internal audit function that independently monitors compliance with our policies procedures and internal controls.
•We (i) developed a risk assessment framework to identify and evaluate sources of potential risks to our financial statements; (ii) completed the design of an enhanced suite of internal controls over financial reporting addressing these potentials risks over key business processes including controls over segregation of duties, preparation and independent review of account reconciliations and journal entries, and review of third-party service organization assurance reports; and (iii) implemented a suite of formal accounting and IT policies and procedures and disseminated the policies and procedures through various communications and training.
•We completed the design and implementation of certain IT general controls for information systems that are relevant to the preparation of our financial statements including (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
As of December 31, 2022, our management has concluded that the actions taken to strengthen our internal control over financial reporting, as well as the results of our testing over the design and operating effectiveness of these controls remediated the previously identified material weaknesses. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with applicable policies, processes, and documentation requirements may deteriorate.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is included in the Company’s definitive proxy statement for its 2022 annual meeting of stockholders, to be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2022 (the “2023 Proxy Statement”) and is hereby incorporated by reference. Information regarding executive officers of the Company is included under the heading “Information about our Executive Officers” in “Business” in Part I, Item 1 of this report.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is included in the 2023 Proxy Statement and is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is included in the 2023 Proxy Statement and is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is included in the 2023 Proxy Statement and is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is included in the 2023 Proxy Statement and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Documents filed as a part of this report:
1.Financial Statements. The following consolidated financial statements of Nerdy Inc. are filed as a part of this document under Part II, Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021, and 2020
•Consolidated Balance Sheets at December 31, 2022 and 2021
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2022, 2021, and 2020
•Notes to Consolidated Financial Statements
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

2.3
Second Amendment to Business Combination Agreement, dated as of July 14, 2021, by and among TPG Pace Tech Opportunities Corp., TPG Pace Tech Merger Sub LLC, TCV VIII (A) VT, Inc., LCSOF XI VT, Inc., TPG Pace Blocker Merger Sub I Inc., TPG Pace Blocker Merger Sub II Inc., Live Learning Technologies LLC, and, solely for the purposes of specified therein, each of Learn Capital Special Opportunities Fund X, L.P., Learn Capital Special Opportunities Fund XI, L.P., Learn Capital Special Opportunities Fund XII, L.P., Learn Capital Special Opportunities Fund XIII, L.P., Learn Capital Special Opportunities Fund XVI, L.P., and TCV VIII (A), L.P. (incorporated by reference to Exhibit 2.3 filed with TPG Pace’s Form S-4/A filed by TPG Pace on July 15, 2021 (File No. 333-254485)).

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

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with Nerdy’s Form 8-K filed by Nerdy Inc. on September 24, 2021 (File No. 001-39595)).

3.2	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with Nerdy’s Form 8-K filed by Nerdy Inc. on September 24, 2021 (File No. 001-39595)).

4.1
Stockholders Agreement, dated as of January 28, 2021, by and among TPG Pace Tech Opportunities Corp., each of (i) TPG Pace Tech Opportunities Sponsor, Series LLC, (ii) TCV VIII (A) VT, Inc. and TCV VIII (A), L.P., (iii) LCSOF XI VT, Inc, Learn Capital Special Opportunities Fund XIV, L.P., Learn Capital Special Opportunities Fund XV, L.P., Learn Capital Special Opportunities Fund X, L.P., Learn Capital Special Opportunities Fund XI, L.P., Learn Capital Special Opportunities Fund XII, L.P., Learn Capital Special Opportunities Fund XIII, L.P. and Learn Capital Special Opportunities Fund XVI, L.P. (A), L.P. and (iv) Cohn Investments, LLC and Charles K. Cohn VT Trust U/A/D May 26, 2017 (incorporated by reference to Exhibit 10.2 filed with TPG Pace’s Form 8-K filed by TPG Pace on January 29, 2021 (File No. 001-39595).

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 filed with Nerdy’s Form 8-K filed by Nerdy Inc. on September 24, 2021 (File No. 001-39595).

10.1
Second Amended and Restated Limited Liability Company Agreement of Nerdy LLC (incorporated by reference to Exhibit 10.2 filed with Nerdy’s Form 8-K filed by Nerdy Inc. on September 24, 2021 (File No. 001-39595).

10.2
First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Nerdy LLC, dated March 14, 2022 (incorporated by reference to exhibit 10.2 filed with Nerdy’s Form 10-Q for the quarterly period ended March 31, 2022 filed by Nerdy Inc. on May 16, 2022 (File No. 001-39595)).

†10.3	Nerdy Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 filed with TPG Pace’ Form 8-K filed by TPG Pace on January 29, 2021 (File No. 001-39595)).

†10.4	First Amendment to the Nerdy Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with Nerdy’s Form 8-K filed by Nerdy Inc. on May 5, 2022 (File No. 001-39595)).

†10.5
Forms of Award Agreements under the Nerdy Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Nerdy’s Form 8-K filed by Nerdy Inc. on September 24, 2021 (File No. 001-39595)).

10.6
Form of Tax Receivable Agreement dated as of September 20, 2021 between Nerdy Inc. and the holders party thereto (incorporated by reference to Exhibit 10.3 filed with Nerdy’s Form 8-K filed by Nerdy Inc. on September 24, 2021 (File No. 001-39595).

10.7
First Amendment to the Tax Receivable Agreement, dated March 25, 2022 (incorporated by reference to exhibit 10.1 filed with Nerdy’s Form 10-Q for the quarterly period ended March 31, 2022 filed by Nerdy Inc. on May 16, 2022 (File No. 001-39595)).

10.8	Form of Indemnity Agreement for Directors (incorporated by reference to Exhibit 10.7 filed with Nerdy’s Form 8-K filed by Nerdy Inc. on September 24, 2021 (File No. 001-39595).

10.9
Forward Purchase Agreement, dated as of September 23, 2020, between TPG Pace and an affiliate of TPG Global, LLC (incorporated by reference to Exhibit 10.9 filed with TPG Pace’s Form S-1/A filed by TPG Pace on September 24, 2020 (File No. 333-248594)).

10.10
Form of Forward Purchase Agreements, dated as of September 23, 2020, between TPG Pace and other third parties (incorporated by reference to Exhibit 10.10 filed with TPG Pace’s Form S-4 filed by TPG Pace on March 19, 2021 (File No. 333-254485)).

10.11
Form of Amendments No. 1 to the Forward Purchase Agreements, dated as of October 6, 2020, between TPG Pace and other third parties (incorporated by reference to Exhibit 10.11 filed with TPG Pace’s Form S-1/A filed by TPG Pace on October 1, 2020 (File No. 333-248594)).

10.12
Form of Amendments No. 2 to the Forward Purchase Agreements, dated as of January 29, 2021, between TPG Pace and other third parties (incorporated by reference to Exhibit 10.12 filed with TPG Pace’s Form S-4 filed by TPG Pace on March 19, 2021 (File No. 333-254485)).

Exhibit No.	Description
10.13
Private Placement Warrants Purchase Agreement, dated as of October 6, 2020, between TPG Pace and the Sponsor (incorporated by reference to Exhibit 10.3 filed with TPG Pace’s Form 8-K filed by TPG Pace on October 13, 2020 (File No. 001-39595)).

10.14
Warrant Agreement, dated as of October 9, 2020, between TPG Pace and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 filed with TPG Pace’s Form 8-K filed by TPG Pace on October 13, 2020 (File No. 001-39595)).

†10.15
Form K-1 Executive Services Agreement with Nerdy Inc. and Nerdy LLC (incorporated herein by reference to Exhibit 10.17 filed with Nerdy Inc.’s Form 10-Q for the quarterly period ended September 30, 2021 filed by Nerdy Inc. on November 15, 2021 (File No.001-39595)).

†10.16
Form W-2 Executive Services Agreement with Nerdy Inc. and Nerdy LLC (incorporated herein by reference to Exhibit 10.18 filed with Nerdy Inc.’s Form 10-Q for the quarterly period ended September 30, 2021 filed by Nerdy Inc. on November 15, 2021 (File No.001-39595)).

†10.17
Varsity Tutors LLC 2016 U.S. Unit Appreciation Rights Plan (incorporated herein by reference to Exhibit 99.2 filed with Nerdy Inc.’s Registration Statement S-8 filed by Nerdy Inc. on November 29, 2021 (File No.333-261401)).

†10.18
Varsity Tutors LLC 2016 Canadian Unit Appreciation Rights Plan (incorporated herein by reference to Exhibit 99.3 filed with Nerdy Inc.’s Registration Statement S-8 filed by Nerdy Inc. on November 29, 2021 (File No.333-261401)).

21.1	List of Subsidiaries of Nerdy Inc. (incorporated by reference to Exhibit 21.1 filed with Nerdy Inc.’s Form S-1 filed by Nerdy Inc. on October 15, 2021 (File No. 333-260266)).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (Included under Signatures).
31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2023.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2023.

32.1*	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2023.

101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document.

101.CAL	iXBRL (Inline XBRL) Taxonomy Calculation Linkbase Document.

101.DEF	iXBRL (Inline XBRL) Taxonomy Definition Linkbase Document.

101.LAB	iXBRL (Inline XBRL) Taxonomy Label Linkbase Document.

101.PRE	iXBRL (Inline XBRL) Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline XBRL) and contained in Exhibit 101.
†    These exhibits constitute management contracts, compensatory plans, and arrangements.
*    These certifications are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Nerdy Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nerdy Inc.

Date: February 28, 2023	By:	/s/ Charles Cohn
Name: Charles Cohn
Title: President and Chief Executive Officer
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

Signature	Title	Date

/s/ Charles Cohn	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 28, 2023
Charles Cohn

/s/ Jason Pello	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023
Jason Pello

/s/ Catherine Beaudoin	Director	February 28, 2023
Catherine Beaudoin

/s/ Robert Hutter	Director	February 28, 2023
Robert Hutter

/s/ Christopher Marshall	Director	February 28, 2023
Christopher Marshall

/s/ Gregory Mrva	Director	February 28, 2023
Gregory Mrva

/s/ Kathleen Philips	Director	February 28, 2023
Kathleen Philips

/s/ Stuart Udell	Director	February 28, 2023
Stuart Udell