Form 10-Q
period 2023-03-31
Nerdy Inc.
filed 2023-05-09
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Class A common stock, par value $0.0001 per share - 98,019,731 shares of common stock as of May 2, 2023
Class B common stock, par value $0.0001 per share - 69,241,655 shares of common stock as of May 2, 2023

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$49,180	$46,925
Cost of revenue	15,290	14,152
Gross Profit	33,890	32,773
Sales and marketing expenses	15,560	22,946
General and administrative expenses	29,700	30,509
Operating Loss	(11,370)	(20,682)
Unrealized loss on derivatives, net	21,682	11,042
Interest income	(833)	(7)
Other expense, net	11	17
Loss before Income Taxes	(32,230)	(31,734)
Income tax expense	23	13
Net Loss	(32,253)	(31,747)
Net loss attributable to noncontrolling interests	(13,322)	(14,902)
Net Loss Attributable to Class A Common Stockholders	$(18,931)	$(16,845)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.21)	$(0.21)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	91,776	79,619
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net Loss	$(32,253)	$(31,747)
Foreign currency translation adjustments	34	(73)
Total Comprehensive Loss	(32,219)	(31,820)
Comprehensive loss attributable to noncontrolling interests	(13,308)	(14,936)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(18,911)	$(16,884)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$96,520	$90,715
Accounts receivable, net	6,333	11,596
Other current assets	4,182	5,345
Total Current Assets	107,035	107,656
Fixed assets, net	12,456	12,504
Goodwill	5,717	5,717
Intangible assets, net	3,465	3,574
Other assets	2,884	3,241
Total Assets	$131,557	$132,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,148	$3,199
Deferred revenue	22,254	25,539
Other current liabilities	9,157	8,593
Total Current Liabilities	35,559	37,331
Other liabilities	35,594	14,311
Total Liabilities	71,153	51,642
Stockholders’ Equity
Class A common stock	10	9
Class B common stock	7	7
Additional paid-in capital	529,410	522,031
Accumulated deficit	(494,038)	(475,107)
Accumulated other comprehensive income (loss)	8	(12)
Total Stockholders’ Equity Excluding Noncontrolling Interests	35,397	46,928
Noncontrolling interests	25,007	34,122
Total Stockholders’ Equity	60,404	81,050
Total Liabilities and Stockholders’ Equity	$131,557	$132,692
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net Loss	$(32,253)	$(31,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	1,553	1,422
Amortization of intangibles	150	157
Unrealized loss on derivatives, net	21,682	11,042
Non-cash stock-based compensation expense	11,049	12,490
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	5,263	841
Decrease in other current assets	1,163	575
Decrease in other assets	357	344
Increase in accounts payable	949	2,503
(Decrease) increase in deferred revenue	(3,285)	804
Increase in other current liabilities	686	1,764
Decrease in other liabilities	(520)	(1,126)
Net Cash Provided By (Used In) Operating Activities	6,794	(931)
Cash Flows From Investing Activities
Capital expenditures	(982)	(1,264)
Net Cash Used In Investing Activities	(982)	(1,264)
Cash Flows From Financing Activities
Payments to legacy Nerdy holders	—	(767)
Other	—	(49)
Net Cash Used In Financing Activities	—	(816)
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(7)	(5)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	5,805	(3,016)
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	91,547	145,879
Cash, Cash Equivalents, and Restricted Cash, End of Period	$97,352	$142,863

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$524	$606
Purchase of fixed assets included in accounts payable	—	88
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended March 31,
	2023	2022
Class A Common Stock
Beginning of period	$9	$8
Activity under stock compensation plans	1	—
End of period	10	8
Class B Common Stock
Beginning and end of period	7	7
Additional Paid-In Capital
Beginning of period	522,031	490,220
Non-cash stock-based compensation	11,247	12,697
Activity under stock compensation plans	(1)	(49)
Conversion of combined interests into Class A common stock	181	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(4,048)	(5,598)
End of period	529,410	497,270
Accumulated Deficit
Beginning of period	(475,107)	(439,708)
Net loss	(18,931)	(16,845)
End of period	(494,038)	(456,553)
Accumulated Other Comprehensive Income (Loss)
Beginning of period	(12)	136
Foreign currency translation adjustments	20	(39)
End of period	8	97
Total Stockholders’ Equity Excluding Noncontrolling Interests	35,397	40,829
Noncontrolling Interests
Beginning of period	34,122	45,142
Net loss	(13,322)	(14,902)
Non-cash stock-based compensation	326	404
Foreign currency translation adjustments	14	(34)
Conversion of combined interests into Class A common stock	(181)	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	4,048	5,598
End of period	25,007	36,208
Total Stockholders’ Equity	$60,404	$77,037
Class A Common Stock - Shares
Beginning of period	95,296	83,913
Activity under stock compensation plans	2,130	764
Conversion of combined interests into Class A common stock	500	—
End of period	97,926	84,677
Class B Common Stock - Shares
Beginning of period	69,306	73,987
Activity under stock compensation plans	452	277
Conversion of combined interests into Class A common stock	(500)	—
End of period	69,258	74,264
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Nerdy Inc. (herein referred to as “Nerdy,” the “Company,” “us,” “our,” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Nerdy and its consolidated subsidiaries) as of and for the year ended December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
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
Nerdy Inc. was formed on September 20, 2021 in connection with a business combination between TPG Pace Tech Opportunities (“TPG Pace”) and Live Learning Technologies LLC (along with its wholly-owned subsidiaries, “Nerdy LLC”). Nerdy LLC is a holding company that is the sole owner of multiple operating companies, including its flagship business Varsity Tutors LLC (“Varsity Tutors”). As a result of the business combination and related transactions (the “Reverse Recapitalization”), Nerdy LLC merged with a wholly-owned subsidiary of Nerdy Inc., with Nerdy LLC surviving such merger. Nerdy Inc. is a holding company that has no material assets other than its ownership interests in Nerdy LLC and its indirect interests in the subsidiaries of Nerdy LLC, and has no independent means of generating revenue or cash flow.
Nerdy Inc. has the following classes of securities issued and outstanding: (i) Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), and (iii) warrants, each exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. The shares of Class B Common Stock are owned by the Legacy Nerdy Holders (as defined below), have voting rights only, and have no dividend or economic rights. The Company does not intend to list its Class B Common Stock on any stock exchange.
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
Nerdy LLC has the following securities issued and outstanding: (i) units (the “OpCo Units”) and (ii) warrants to purchase OpCo Units at an exercise price of $11.50 (the exercise of which would also result in the issuance of one corresponding share of Class B Common Stock) (the “OpCo Warrant(s)”). Members of Nerdy LLC are the legacy holders of Nerdy LLC historical common and preferred equity (the “Legacy Nerdy Holder(s)”) and Nerdy Inc.
The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).” At March 31, 2023 and December 31, 2022, the Company holds 22 of the total issued and outstanding Warrants.
Of the total shares and units issued and outstanding, there are 8,000 shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that will be subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock are not met within five years of the Reverse Recapitalization (assuming there is no change in control event) (the “Earnout(s)”). At March 31, 2023 and December 31, 2022, the Company holds 36 of the total issued and outstanding Earnouts.
Nerdy Inc. and Nerdy LLC will at all times maintain a one-to-one ratio between the number of shares of Class A and Class B Common Stock issued by Nerdy Inc. and the number of OpCo Units issued by Nerdy LLC.
The financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”). The Company has excluded Earnouts in the calculation of the ownership interests in Nerdy LLC as the Earnouts are subject to forfeiture, as discussed above. To the extent these price thresholds are met, the Earnouts will no longer be subject to forfeiture and the units will then be included in the calculation of the ownership interests in Nerdy LLC.
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
Recently Issued
In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it simplifies the diluted earnings (loss) per share calculation in certain areas. The Company is required to adopt this ASU on January 1, 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU.
Recently Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables, as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities, and other financial assets measured at fair value through other comprehensive income and beneficial interests in securitized financial assets. This ASU replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as a reduction in the amortized cost of the securities, and provides for additional disclosure requirements. The Company adopted this ASU on January 1, 2023 in accordance with the ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 — NONCONTROLLING INTERESTS
As of March 31, 2023, Legacy Nerdy Holders owned 65,900 OpCo Units, excluding Earnouts, equal to 41.4% of the economic interest in Nerdy LLC, and 65,900 shares of Class B Common Stock, excluding Earnouts. As of December 31, 2022, Legacy Nerdy Holders owned 65,948 OpCo Units, excluding Earnouts, equal to 42.1% of the economic interest in Nerdy LLC, and 65,948 shares of Class B Common Stock, excluding Earnouts.
Nerdy Inc. owned 58.6% and 57.9% of the outstanding OpCo Units as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, the financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net losses of Nerdy LLC, which the Legacy Nerdy Holders absorbed, were allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the periods presented.

	As Of and For The Three Months Ended March 31,
	2023	2022
OpCo Units
Nerdy Inc.
Beginning of period	90,654	79,271
Vesting or exercise of equity awards	2,130	764
Conversion of Combined Interests into Class A Common Stock	500	—
End of period	93,284	80,035
Legacy Nerdy Holders
Beginning of period	65,948	70,629
Vesting or exercise of equity awards	452	277
Conversion of Combined Interests into Class A Common Stock	(500)	—
End of period	65,900	70,906
Total
Beginning of period	156,602	149,900
Vesting or exercise of equity awards	2,582	1,041
End of period	159,184	150,941
Ownership Percentage
Nerdy Inc.
Beginning of period	57.9%	52.9%
End of period	58.6%	53.0%
Legacy Nerdy Holders
Beginning of period	42.1%	47.1%
End of period	41.4%	47.0%

NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended March 31,
	2023	%	2022	%
Consumer	$40,335	82%	$38,918	83%
Institutional	8,540	17%	6,475	14%
Other (a)	305	1%	1,532	3%
Revenue	$49,180	100%	$46,925	100%
(a)Other consists of EduNation Limited, a company incorporated in England and Wales, and other services.
Contract liabilities are reported within “Deferred revenue” on the Company’s Condensed Consolidated Balance Sheets. Deferred revenue consists of advanced payments from customers for performance obligations that have not been satisfied. Deferred revenue is recognized when the performance obligations have been completed. The Company expects to recognize substantially all of the deferred revenue balance in the next twelve months. The following table presents the Company’s “Accounts receivable, net” and “Deferred revenue” reported on the Condensed Consolidated Balance Sheets for the periods presented.

	March 31, 2023	December 31, 2022
Accounts receivable, net	$6,333	$11,596
Deferred revenue	$22,254	$25,539
“Accounts receivable, net” is reported net of reserves of $665 and $858 as of March 31, 2023 and December 31, 2022, respectively.
NOTE 5 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of March 31, 2023.
The effective income tax rate was (0.07)% and (0.04)% for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rates differed significantly from the statutory rates in both periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported for both the three months ended March 31, 2023 and 2022 represents amounts owed to state authorities.
NOTE 6 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock.

	Three Months Ended March 31,
	2023	2022
Net Loss Attributable to Class A Common Stockholders	$(18,931)	$(16,845)
Less: Undistributed net earnings attributable to participating securities	—	—
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(18,931)	$(16,845)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	91,776	79,619

Basic and Diluted loss per share of Class A Common Stock	$(0.21)	$(0.21)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended March 31,
	2023	2022
Stock options	974	3,297
Stock appreciation rights	6,417	7,092
Restricted stock awards	311	2,238
Restricted stock units	11,389	9,585
Restricted stock units - founder’s award	9,258	9,258
Warrants	19,311	19,311
Earnouts	7,964	7,964
Combined Interests that can be converted into shares of Class A Common Stock	65,900	70,906
NOTE 7 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows for the periods presented.

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$96,520	$90,715	$141,715	$143,964
Restricted cash included in Other current assets	516	516	316	1,083
Restricted cash included in Other assets	316	316	832	832
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$97,352	$91,547	$142,863	$145,879
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its corporate office leases.
NOTE 8 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	March 31, 2023	December 31, 2022
Fixed assets	$37,439	$36,164
Accumulated depreciation	(24,983)	(23,660)
	$12,456	$12,504
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2023	2022
Amortization expense related to capitalized internal use software	Cost of revenue	$1,297	$1,164
Depreciation expense	General and administrative expenses	256	258

NOTE 9 — INTANGIBLE ASSETS, NET
The Company’s intangibles assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	March 31, 2023	December 31, 2022
Carrying amount	$6,026	$5,956
Accumulated amortization	(2,561)	(2,382)
	$3,465	$3,574
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2023	2022
Amortization expense related to intangible assets	General and administrative expenses	$150	$157
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
At both March 31, 2023 and December 31, 2022, the number of Warrants and Earnouts contracts issued and outstanding to non-employees was 19,122 and 7,655, respectively.
The following table presents the balance sheet location and fair value of the Company’s derivative liability instruments on a gross basis, none of which are designated as hedging instruments under ASC Topic 815.

	Balance Sheet Location	March 31, 2023	December 31, 2022
Non-employee Warrants	Other liabilities	$12,812	$4,398
Non-employee Earnouts	Other liabilities	20,926	7,658
		$33,738	$12,056
The following table presents the effects of the Company’s derivative instruments in Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2023	2022
Non-employee Warrants	Unrealized loss on derivatives, net	$8,414	$5,163
Non-employee Earnouts	Unrealized loss on derivatives, net	13,268	5,879
		$21,682	$11,042

NOTE 11 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-employee Warrants	$12,812	$6,030	$6,782	$—	$4,398	$2,070	$2,328	$—
Non-employee Earnouts	20,926	—	—	20,926	7,658	—	—	7,658
	$33,738	$6,030	$6,782	$20,926	$12,056	$2,070	$2,328	$7,658
The Public Warrants issued to non-employees were valued using the market approach based upon the quoted market price of Nerdy Inc.’s Public Warrants at the end of each period and are categorized as Level 1. The Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees were valued based upon the quoted price for similar liabilities (the Public Warrants issued to non-employees) in active markets at the end of each period. As such, the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees are categorized as Level 2.
The fair value of liabilities associated with the non-employee Earnouts was measured on a recurring basis using the Monte Carlo Option Pricing Method. The fair value measurement is categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity measured on a recurring basis.

Balance, December 31, 2022	$7,658
Mark-to-market loss on non-employee Earnouts	13,268
Balance, March 31, 2023	$20,926
The fair value of each non-employee Earnout was estimated using the Monte Carlo Option Pricing Method at the end of each reporting period. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimated expected stock-price volatility using the implied volatility from the Company’s Public Warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the non-employee Earnouts. The expected life of the non-employee Earnouts was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate will remain at zero.
The following table presents the assumptions used to remeasure the fair value of outstanding non-employee Earnouts liabilities for the periods presented.

	March 31, 2023	December 31, 2022
Expected term (in years)	3.48	3.72
Stock price of Class A Common Stock	$4.18	$2.25
Expected stock price volatility	83.0%	79.0%
Risk-free interest rate	3.7%	4.1%
Expected Dividends	—%	—%
Fair Value (per Earnout)	$2.73	$1.00
The Company’s financial assets and liabilities also include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three months ended March 31, 2023 or 2022.

NOTE 12 — RELATED PARTIES
Tax Receivable Agreement
Nerdy Inc. has a tax receivable agreement with certain Legacy Nerdy Holders (the “TRA Holder(s)”) (the “Tax Receivable Agreement”). The Tax Receivable Agreement generally provides for the payment by Nerdy Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax that Nerdy Inc. actually realizes (or is deemed to realize in certain circumstances) as a result of: (i) certain increases in tax basis that occur as a result of (A) the Reverse Recapitalization (including as a result of cash received in the Reverse Recapitalization and debt repayment occurring in connection with the Reverse Recapitalization) or (B) exercises of the redemption or call rights set forth in the Nerdy LLC operating agreement; and (ii) imputed interest deemed to be paid by Nerdy Inc. as a result of, and additional basis arising from, any payments Nerdy Inc. makes under the Tax Receivable Agreement. Nerdy Inc. will retain the benefit of the remaining 15% of these net cash savings.
As of March 31, 2023, Nerdy Inc. has not recognized a liability of $110,575 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three months ended March 31, 2023 or 2022. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein and our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), as filed with the United States Securities and Exchange Commission (the “SEC”) on February 28, 2023. In addition, the following discussion and analysis of Nerdy Inc.’s financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in the sections entitled “Item 1A. Risk Factors” in Part I of the 2022 Annual Report and “Item 1A. Risk Factors” in Part II of this report, as well as under the section “Cautionary Note On Forward-Looking Statements” below. Unless otherwise stated or the context otherwise indicates, all references in the succeeding paragraphs to “Nerdy,” “the Company,” “us,” “our” or “we” mean Nerdy Inc. and its consolidated subsidiaries.
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
KEY OPERATING METRICS
We monitor the following key operating metrics to evaluate the growth of our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
We continue to make substantial progress in our transition from our Package model to Learning Memberships within our Consumer business. As a result of this transition, we are presenting Active Members (as defined below) as a new key operating metric. As Learning Memberships were first broadly sold in the second quarter of 2022, comparable Active Member counts for prior year periods will not be provided until the second quarter of 2023.
“Active Member(s)” is defined as the number of Learners with an active Learning Membership as of the date presented. Variations in the number of Active Members are due to changes in demand for our solutions, seasonality, testing schedules, the extension of Learning Memberships to additional Consumer audiences, and the launch of new membership options. As a result, we believe Active Members is a key indicator of our ability to attract, engage, and retain Learners. Active Members exclude EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”), as well as our Institutional business.

Active Members in thousands	March 31, 2023
Active Members	32.9
“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. Active Experts also includes our Institutional business, but excludes First Tutors UK. The following table summarizes Active Experts for the periods presented.

	Three Months Ended March 31,		Change
Active Expert in thousands: favorable/(unfavorable)	2023	2022	%
Active Experts	10.2	11.3	(10)%

RESULTS OF OPERATIONS

	Three Months Ended March 31,
dollars in thousands	2023	%	2022	%
Revenue	$49,180	100%	$46,925	100%
Cost of revenue	15,290	31%	14,152	30%
Gross Profit	33,890	69%	32,773	70%
Sales and marketing expenses	15,560	32%	22,946	49%
General and administrative expenses	29,700	60%	30,509	65%
Operating Loss	(11,370)	(23)%	(20,682)	(44)%
Unrealized loss on derivatives, net	21,682	44%	11,042	24%
Interest income	(833)	(1)%	(7)	—%
Other expense, net	11	—%	17	—%
Loss before Income Taxes	(32,230)	(66)%	(31,734)	(68)%
Income tax expense	23	—%	13	—%
Net Loss	(32,253)	(66)%	(31,747)	(68)%
Net loss attributable to noncontrolling interests	(13,322)	(28)%	(14,902)	(32)%
Net Loss Attributable to Class A Common Stockholders	$(18,931)	(38)%	$(16,845)	(36)%
Revenue
Revenue growth was driven by the continued evolution towards ‘always on’ recurring revenue products, strong adoption of Learning Memberships, lifetime value expansion, and a return to year-over-year growth in our Consumer business coupled with the continued scaling of our Institutional business.
The following table presents our revenue by business category for the periods presented.

	Three Months Ended March 31,
dollars in thousands	2023	%	2022	%
Consumer	$40,335	82%	$38,918	83%
Institutional	8,540	17%	6,475	14%
Other (a)	305	1%	1,532	3%
Revenue	$49,180	100%	$46,925	100%
(a)Other consists of First Tutors UK and other services.
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended March 31,		Change
dollars in thousands; favorable/(unfavorable)	2023	2022	$	%
Revenue	$49,180	$46,925	$2,255	5%
Cost of revenue	15,290	14,152	(1,138)	(8)%
Gross Profit	$33,890	$32,773	$1,117	3%
% Margin	69%	70%
Cost of revenue increased due to higher expert costs of $1,005 thousand, primarily related to our Institutional business.
Gross margin of 69% for the three months ended March 31, 2023 was approximately 90 basis points lower than gross margin of 70% for the three months ended March 31, 2022. The increase in gross profit was primarily driven by gross margin expansion across our Consumer audience, which was offset by lower Institutional gross margin primarily due to higher than anticipated engagement with our new offerings.

Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended March 31,		Change
dollars in thousands; favorable/(unfavorable)	2023	2022	$	%
Sales and marketing expenses	$15,560	$22,946	$7,386	32%
General and administrative expenses	29,700	30,509	809	3%
Total operating expenses	$45,260	$53,455	$8,195	15%
Sales and Marketing
Sales and marketing expenses for the three months ended March 31, 2023 and 2022 included stock-based compensation of $838 thousand and $1,075 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses decreased $7,149 thousand, or 33%. Additionally, excluding these impacts in both periods, sales and marketing expenses for the three months ended March 31, 2023 were 30% of revenue compared to 47% of revenue during the same period in 2022, an approximate 1700 basis point improvement year-over-year.
Sales and marketing spend and efficiency improvements were driven by the transition to Learning Memberships, including the continued expansion of lifetime value, our focus on optimizing the level of marketing spend, and a more efficient operating model in our Consumer business. We also delivered substantial Varsity Tutors for School revenue growth, yielding efficiencies from prior investments in the Institutional sales and go-to-market organization. As Learning Memberships become a greater percentage of total revenue and the Institutional business continues to scale, we expect continued improvements in sales and marketing leverage.
General and Administrative
General and administrative expenses for the three months ended March 31, 2023 and 2022 included non-cash stock based compensation of $10,211 thousand and $11,415 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $395 thousand, or 2%. Additionally, excluding these impacts in both periods, general and administrative expenses for the three months ended March 31, 2023 were 40% of revenue compared to 41% of revenue during the same period in 2022, an approximate 100 basis point improvement year-over-year.
Our investments in product development have allowed us to launch a suite of ‘always on’ subscription products including Learning Memberships for consumers, and our Teacher Assigned and On Demand offerings for institutional customers. Subscription offerings simplify both the sales process and the operating model needed to support customers. Combined with our ongoing efforts in automation, self-service capabilities, and the application of artificial intelligence and machine learning in our business, we have been able to generate operating efficiencies and remove significant costs from the business. We believe we will be able to further simplify our operating model while growing our business as we move throughout 2023.
Unrealized Loss on Derivatives, Net
During the three months ended March 31, 2023 and 2022, we recognized net losses of $21,682 thousand and $11,042 thousand, respectively, related to non-cash mark-to-market adjustments on our warrants and earnouts. Of the net loss recognized in the three months ended March 31, 2023, $8,414 thousand and $13,268 thousand related to warrants and earnouts, respectively. Of the net loss recognized in the three months ended March 31, 2022, $5,163 thousand and $5,879 thousand related to warrants and earnouts, respectively.
For additional information on our warrants and earnouts, see Note 10 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
Interest Income
Interest income for the three months ended March 31, 2023 was $833 thousand, an increase from $7 thousand in the same period in 2022. This increase was driven by higher interest income on our cash balances during the current year period.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents totaling $96,520 thousand and $90,715 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed primarily through capital contributions and debt financings. Despite our positive cash flows from operations realized for the three months ended March 31, 2023, it is possible that we may have to finance future operations primarily or in part from cash on hand. We are using the proceeds received from the reverse recapitalization to fund our operating and investing cash needs, and for continued investments in our growth strategies.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
As of March 31, 2023, we had no debt obligations. Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. For information on our lease obligations and the amount and timing of future payments, see Note 17 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of our 2022 Annual Report. There have been no material changes to our leasing arrangements previously disclosed in our 2022 Annual Report.
The following table sets forth our cash flows for the periods presented.

	Three Months Ended March 31,
dollars in thousands	2023	2022
Cash provided by (used in):
Operating activities	$6,794	$(931)
Investing activities	(982)	(1,264)
Financing activities	—	(816)
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	(7)	(5)
Net Increase (Decrease) in Cash, Cash equivalents, and Restricted Cash	$5,805	$(3,016)
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2023 was $6,794 thousand compared to cash used in operating activities of $931 thousand in the prior year period. The improvement in operating cash flow was driven by higher revenues, sales and marketing efficiency gains, the pull through of automation and workforce reduction actions stemming from our business model changes that streamline operations, and diligent cost oversight. Additionally, cash provided by operating activities in the current year period was positively impacted by favorable changes in working capital, primarily related to fluctuations in the timing of sales and collections of receivables. These positive impacts were partially offset by unfavorable changes in deferred revenue due to the transition to Learning Memberships in the current year period.
Investing Activities
Cash used in investing activities was $982 thousand and $1,264 thousand for the three months ended March 31, 2023 and 2022, respectively. Cash used in investing activities related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2022 was $816 thousand, which primarily related to payments made to legacy Nerdy holders in connection with the reverse recapitalization.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our 2022 Annual Report. There have been no material changes to our critical accounting policies and estimates previously disclosed in our 2022 Annual Report.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 2 within “Notes to Condensed Consolidated Financial Statements” in Part 1, Item 1 of this report for a discussion regarding recently issued and adopted accounting standards.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including our expectations with respect to: continued improvements in sales and marketing leverage; the growth of our Institutional business; simplifying our operations model while growing our business; and the sufficiency of our cash to fund future operations. Any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “approximately,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “seeks,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our financial condition, results of operations, and cash flows may differ materially from those in the forward-looking statements as a result of various factors, including:
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
•risks associated with managing our rapid growth; and
•other risks and uncertainties included under “Risk Factors” within Part II, Item 1A of this report and in our 2022 Annual Report filed with the SEC on February 28, 2023.
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
We expect to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of TPG Pace Tech Opportunities’ initial public offering, (b) in which we have total annual gross revenue of at least $1,235,000 thousand, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700,000 thousand as of the prior June 30 or (2) the date on which we have issued more than $1,000,000 thousand in non-convertible debt securities during the prior three-year period.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Price Sensitivity
At both March 31, 2023 and December 31, 2022, we had warrant and earnout contracts issued and outstanding to non-employees of 19,122 thousand and 7,655 thousand, respectively. As of March 31, 2023 and December 31, 2022, a hypothetical 10% adverse change in the price of our public warrants would have increased the fair value of the liabilities related to these warrant contracts by approximately $1,281 thousand and $440 thousand, respectively. As of March 31, 2023 and December 31, 2022, a hypothetical 10% adverse change in the fair value of the earnouts, which is impacted by the price of our Class A common stock, would have increased the fair value of the liabilities related to these earnout contracts by approximately $2,093 thousand and $766 thousand, respectively.
For additional information regarding our warrants and earnout contracts issued and outstanding to non-employees, refer to Notes 10 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on that evaluation, the Company’s CEO and CFO concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Limitations on Effectiveness of Controls and Procedures
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended March 31, 2023.
ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 28, 2023, as of and for the year ended December 31, 2022 (the “2022 Annual Report”). As of the date of the Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2022 Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.
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

†10.1
Consulting Agreement, Departure Agreement, and General Release, dated March 10, 2023, by and between Heidi Robinson and Nerdy Inc., Nerdy LLC, Varsity Tutors LLC, and Live Learning Technologies Shared Resources LLC.

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2023.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2023.

* 32.1	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2023.

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2023 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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

Nerdy Inc.

Date: May 9, 2023	By:	/s/ Jason Pello
Name: Jason Pello
Title: Chief Financial Officer