Form 10-Q
period 2023-06-30
Nerdy Inc.
filed 2023-08-08
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 1-39595
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
Class A common stock, par value $0.0001 per share - 100,715,665 shares of common stock as of August 1, 2023
Class B common stock, par value $0.0001 per share - 68,682,050 shares of common stock as of August 1, 2023

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$48,839	$42,186	$98,019	$89,111
Cost of revenue	14,740	13,431	30,030	27,583
Gross Profit	34,099	28,755	67,989	61,528
Sales and marketing expenses	14,859	18,011	30,419	40,957
General and administrative expenses	29,713	32,751	59,413	63,260
Operating Loss	(10,473)	(22,007)	(21,843)	(42,689)
Unrealized (gain) loss on derivatives, net	(4,198)	(37,336)	17,484	(26,294)
Interest income	(783)	(5)	(1,616)	(12)
Other expense, net	5	57	16	74
(Loss) Earnings before Income Taxes	(5,497)	15,277	(37,727)	(16,457)
Income tax expense	53	—	76	13
Net (Loss) Earnings	(5,550)	15,277	(37,803)	(16,470)
Net (loss) earnings attributable to noncontrolling interests	(2,252)	6,582	(15,574)	(8,320)
Net (Loss) Earnings Attributable to Class A Common Stockholders	$(3,298)	$8,695	$(22,229)	$(8,150)

(Loss) Earnings per share of Class A Common Stock:
Basic	$(0.03)	$0.10	$(0.24)	$(0.10)
Diluted	$(0.03)	$0.09	$(0.24)	$(0.10)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic	94,448	86,373	93,119	83,018
Diluted	94,448	88,600	93,119	83,018
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (Loss) Earnings	$(5,550)	$15,277	$(37,803)	$(16,470)
Foreign currency translation adjustments	31	(183)	65	(256)
Total Comprehensive (Loss) Income	(5,519)	15,094	(37,738)	(16,726)
Comprehensive (loss) income attributable to noncontrolling interests	(2,239)	6,503	(15,547)	(8,433)
Total Comprehensive (Loss) Income Attributable to Class A Common Stockholders	$(3,280)	$8,591	$(22,191)	$(8,293)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$90,929	$90,715
Accounts receivable, net	5,173	11,596
Other current assets	4,039	5,345
Total Current Assets	100,141	107,656
Fixed assets, net	12,476	12,504
Goodwill	5,717	5,717
Intangible assets, net	3,353	3,574
Other assets	2,524	3,241
Total Assets	$124,211	$132,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,939	$3,199
Deferred revenue	15,698	25,539
Other current liabilities	9,109	8,593
Total Current Liabilities	27,746	37,331
Other liabilities	30,958	14,311
Total Liabilities	58,704	51,642
Stockholders’ Equity
Class A common stock	10	9
Class B common stock	7	7
Additional paid-in capital	536,073	522,031
Accumulated deficit	(497,336)	(475,107)
Accumulated other comprehensive income (loss)	26	(12)
Total Stockholders’ Equity Excluding Noncontrolling Interests	38,780	46,928
Noncontrolling interests	26,727	34,122
Total Stockholders’ Equity	65,507	81,050
Total Liabilities and Stockholders’ Equity	$124,211	$132,692
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net Loss	$(37,803)	$(16,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	3,091	2,861
Amortization of intangibles	302	308
Unrealized loss (gain) on derivatives, net	17,484	(26,294)
Non-cash stock-based compensation expense	21,180	23,344
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	6,423	2,484
Decrease in other current assets	1,306	1,119
Decrease in other assets	717	580
Decrease in accounts payable	(260)	(270)
Decrease in deferred revenue	(9,841)	(7,448)
Increase in other current liabilities	719	248
Decrease in other liabilities	(1,039)	(653)
Net Cash Provided By (Used In) Operating Activities	2,279	(20,191)
Cash Flows From Investing Activities
Capital expenditures	(2,049)	(2,714)
Net Cash Used In Investing Activities	(2,049)	(2,714)
Cash Flows From Financing Activities
Payments to legacy Nerdy holders	—	(767)
Other	—	(70)
Net Cash Used In Financing Activities	—	(837)
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(16)	(13)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	214	(23,755)
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	91,547	145,879
Cash, Cash Equivalents, and Restricted Cash, End of Period	$91,761	$122,124

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$1,015	$1,168
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended June 30,		As Of and For The Six Months Ended June 30,
	2023	2022	2023	2022
Class A Common Stock
Beginning of period	10	8	$9	$8
Activity under stock compensation plans	—	1	1	1
End of period	10	9	10	9
Class B Common Stock
Beginning and end of period	7	7	7	7
Additional Paid-In Capital
Beginning of period	529,410	497,270	522,031	490,220
Non-cash stock-based compensation	10,512	9,723	21,759	22,420
Activity under stock compensation plans	—	(21)	(1)	(70)
Conversion of combined interests into Class A common stock	123	3,005	304	3,005
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(3,972)	(3,014)	(8,020)	(8,612)
End of period	536,073	506,963	536,073	506,963
Accumulated Deficit
Beginning of period	(494,038)	(456,553)	(475,107)	(439,708)
Net (loss) earnings	(3,298)	8,695	(22,229)	(8,150)
End of period	(497,336)	(447,858)	(497,336)	(447,858)
Accumulated Other Comprehensive Income (Loss)
Beginning of period	8	97	(12)	136
Foreign currency translation adjustments	18	(104)	38	(143)
End of period	26	(7)	26	(7)
Total Stockholders’ Equity Excluding Noncontrolling Interests	38,780	59,114	38,780	59,114
Noncontrolling Interests
Beginning of period	25,007	36,208	34,122	45,142
Net (loss) earnings	(2,252)	6,582	(15,574)	(8,320)
Non-cash stock-based compensation	110	1,694	436	2,098
Foreign currency translation adjustments	13	(79)	27	(113)
Conversion of combined interests into Class A common stock	(123)	(3,005)	(304)	(3,005)
Rebalancing of ownership percentage between controlling and the noncontrolling interests	3,972	3,014	8,020	8,612
End of period	26,727	44,414	26,727	44,414
Total Stockholders’ Equity	65,507	103,528	$65,507	$103,528
Class A Common Stock - Shares
Beginning of period	97,926	84,677	95,296	83,913
Activity under stock compensation plans	2,039	946	4,169	1,710
Conversion of combined interests into Class A common stock	193	5,849	693	5,849
End of period	100,158	91,472	100,158	91,472
Class B Common Stock - Shares
Beginning of period	69,258	74,264	69,306	73,987
Activity under stock compensation plans	96	200	548	477
Conversion of combined interests into Class A common stock	(193)	(5,849)	(693)	(5,849)
End of period	69,161	68,615	69,161	68,615
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
The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).” At June 30, 2023 and December 31, 2022, the Company holds 22 of the total issued and outstanding Warrants.
Of the total shares and units issued and outstanding, there are 8,000 shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that will be subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock are not met within five years of the Reverse Recapitalization (assuming there is no change in control event) (the “Earnout(s)”). At June 30, 2023 and December 31, 2022, the Company holds 36 of the total issued and outstanding Earnouts.
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
NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements (other than the ones described below) that had or will have an impact on its results of operations, comprehensive income (loss), financial condition, cash flows, and stockholders’ equity (deficit) based on current information.
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

NOTE 3 — NONCONTROLLING INTERESTS
As of June 30, 2023, Legacy Nerdy Holders owned 65,803 OpCo Units, excluding Earnouts, equal to 40.8% of the economic interest in Nerdy LLC, and 65,803 shares of Class B Common Stock, excluding Earnouts. As of December 31, 2022, Legacy Nerdy Holders owned 65,948 OpCo Units, excluding Earnouts, equal to 42.1% of the economic interest in Nerdy LLC, and 65,948 shares of Class B Common Stock, excluding Earnouts.
Nerdy Inc. owned 59.2% and 57.9% of the outstanding OpCo Units as of June 30, 2023 and December 31, 2022, respectively. For the three and six months ended June 30, 2023 and 2022, the financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders were entitled to or were required to absorb, were allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the periods presented.

	As Of and For The Three Months Ended June 30,		As Of and For The Six Months Ended June 30,
	2023	2022	2023	2022
OpCo Units
Nerdy Inc.
Beginning of period	93,284	80,035	90,654	79,271
Vesting or exercise of equity awards	2,039	946	4,169	1,710
Conversion of Combined Interests into Class A Common Stock	193	5,849	693	5,849
End of period	95,516	86,830	95,516	86,830
Legacy Nerdy Holders
Beginning of period	65,900	70,906	65,948	70,629
Vesting or exercise of equity awards	96	200	548	477
Conversion of Combined Interests into Class A Common Stock	(193)	(5,849)	(693)	(5,849)
End of period	65,803	65,257	65,803	65,257
Total
Beginning of period	159,184	150,941	156,602	149,900
Vesting or exercise of equity awards	2,135	1,146	4,717	2,187
End of period	161,319	152,087	161,319	152,087
Ownership Percentage
Nerdy Inc.
Beginning of period	58.6%	53.0%	57.9%	52.9%
End of period	59.2%	57.1%	59.2%	57.1%
Legacy Nerdy Holders
Beginning of period	41.4%	47.0%	42.1%	47.1%
End of period	40.8%	42.9%	40.8%	42.9%

NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	%	2022	%	2023	%	2022	%
Consumer	$40,296	82%	$35,635	84%	$80,631	82%	$74,553	84%
Institutional	8,354	17%	5,825	14%	16,894	17%	12,300	14%
Other (a)	189	1%	726	2%	494	1%	2,258	2%
Revenue	$48,839	100%	$42,186	100%	$98,019	100%	$89,111	100%
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

	June 30, 2023	December 31, 2022
Accounts receivable, net	$5,173	$11,596
Deferred revenue	$15,698	$25,539
“Accounts receivable, net” is reported net of reserves of $628 and $858 as of June 30, 2023 and December 31, 2022, respectively.
NOTE 5 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of June 30, 2023.
The effective income tax rate was (0.96)% and (0.20)% for the three and six months ended June 30, 2023, respectively, and 0.00% and (0.08)% for the three and six months ended June 30, 2022, respectively. The effective income tax rates differed significantly from the statutory rates in both the current and prior year periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported in both the current and prior year periods represents amounts owed to state authorities.

NOTE 6 — (LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings (loss) per share of Class A Common Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (Loss) Earnings Attributable to Class A Common Stockholders	$(3,298)	$8,695	$(22,229)	$(8,150)
Less: Undistributed net earnings attributable to participating securities	—	440	—	—
Net (loss) earnings attributable to Class A Common Stockholders for basic (loss) earnings per share	$(3,298)	$8,255	$(22,229)	$(8,150)
Add: Reallocation of net earnings attributable to Class A Common Stockholders as a result of the impact of dilutive securities (a)	—	16	—	—
Add: Reallocation of undistributed net earnings from participating securities to Class A Common Stockholders as a result of the impact of dilutive securities (b)	—	9	—	—
Net (loss) earnings attributable to Class A Common Stockholders for diluted (loss) earnings per share	$(3,298)	$8,280	$(22,229)	$(8,150)

Weighted-average shares for basic (loss) earnings per share	94,448	86,373	93,119	83,018
Effect of dilutive securities:
Stock appreciation rights	—	766	—	—
Restricted stock units	—	1,461	—	—
Total dilutive securities	—	2,227	—	—
Weighted-average shares of Class A Common Stock for diluted (loss) earnings per share	94,448	88,600	93,119	83,018

Basic (loss) earnings per share of Class A Common Stock	$(0.03)	$0.10	$(0.24)	$(0.10)
Diluted (loss) earnings per share of Class A Common Stock	$(0.03)	$0.09	$(0.24)	$(0.10)
(a)For the three months ended June 30, 2022, the reallocation of net earnings attributable to Class A Common Stockholders as a result of the dilutive impact of restricted stock awards, stock appreciation rights, and restricted stock units for diluted earnings per share was $(76), $31, and $61, respectively. The underlying equity of restricted stock awards is Class B Common Stock (and a corresponding OpCo Unit), and therefore, net earnings is reallocated away from the Class A Common Stockholders and to the NCI for diluted earnings per share after giving effect to the dilutive impact of restricted stock awards.
(b)For the three months ended June 30, 2022, the reallocation of undistributed net earnings from participating securities to Class A Common Stockholders as a result of the dilutive impact of restricted stock awards, stock appreciation rights, and restricted stock units for diluted earnings per share was $4, $2, and $3, respectively.
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted (loss) earnings per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	1,503	1,084	1,503	1,084
Stock appreciation rights	6,062	5,116	6,062	6,916
Restricted stock awards	216	83	216	1,556
Restricted stock units	18,521	7,428	18,521	18,278
Restricted stock units - founder’s award	9,258	9,258	9,258	9,258
Warrants	19,311	19,311	19,311	19,311
Earnouts	7,964	7,964	7,964	7,964
Combined Interests that can be converted into shares of Class A Common Stock	65,803	65,257	65,803	65,257

NOTE 7 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows for the periods presented.

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$90,929	$90,715	$120,976	$143,964
Restricted cash included in Other current assets	516	516	316	1,083
Restricted cash included in Other assets	316	316	832	832
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$91,761	$91,547	$122,124	$145,879
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its corporate office leases.
NOTE 8 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	June 30, 2023	December 31, 2022
Fixed assets	$38,986	$36,164
Accumulated depreciation	(26,510)	(23,660)
	$12,476	$12,504
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2023	2022	2023	2022
Amortization expense related to capitalized internal use software	Cost of revenue	$1,295	$1,169	$2,592	$2,333
Depreciation expense	General and administrative expenses	243	270	499	528
NOTE 9 — INTANGIBLE ASSETS, NET
The Company’s intangibles assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	June 30, 2023	December 31, 2022
Carrying amount	$6,097	$5,956
Accumulated amortization	(2,744)	(2,382)
	$3,353	$3,574
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2023	2022	2023	2022
Amortization expense related to intangible assets	General and administrative expenses	$152	$151	$302	$308

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
At both June 30, 2023 and December 31, 2022, the number of Warrants and Earnouts contracts issued and outstanding to non-employees was 19,122 and 7,655, respectively.
The following table presents the balance sheet location and fair value of the Company’s derivative liability instruments on a gross basis, none of which are designated as hedging instruments under ASC Topic 815.

	Balance Sheet Location	June 30, 2023	December 31, 2022
Non-employee Warrants	Other liabilities	$10,479	$4,398
Non-employee Earnouts	Other liabilities	19,061	7,658
		$29,540	$12,056
The following table presents the effects of the Company’s derivative instruments in Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2023	2022	2023	2022
Non-employee Warrants	Unrealized (gain) loss on derivatives, net	$(2,333)	$(16,607)	$6,081	$(11,444)
Non-employee Earnouts	Unrealized (gain) loss on derivatives, net	(1,865)	(20,729)	11,403	(14,850)
		$(4,198)	$(37,336)	$17,484	$(26,294)
NOTE 11 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-employee Warrants	$10,479	$4,932	$5,547	$—	$4,398	$2,070	$2,328	$—
Non-employee Earnouts	19,061	—	—	19,061	7,658	—	—	7,658
	$29,540	$4,932	$5,547	$19,061	$12,056	$2,070	$2,328	$7,658
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

Balance, December 31, 2022	$7,658
Mark-to-market loss on non-employee Earnouts	11,403
Balance, June 30, 2023	$19,061
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

	June 30, 2023	December 31, 2022
Expected term (in years)	3.23	3.72
Stock price of Class A Common Stock	$4.17	$2.25
Expected stock price volatility	79.0%	79.0%
Risk-free interest rate	4.4%	4.1%
Expected dividends	—%	—%
Fair value (per Earnout)	$2.49	$1.00
The Company’s financial assets and liabilities also include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three and six months ended June 30, 2023 or 2022.
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
As of June 30, 2023, Nerdy Inc. has not recognized a liability of $110,840 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three and six months ended June 30, 2023 or 2022. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within the statement of operations.
NOTE 13 — SUBSEQUENT EVENT
In July 2023, the Company communicated workforce reductions to certain variable hourly employees in expert vetting and matching roles and IT customer support. The workforce reductions are the result of efficiencies gained through new recurring revenue relationships with higher lifetime value customers that simplify the Company’s operating model, as well as ongoing automation efforts involving self-service capabilities, the application of artificial intelligence, and other efficiency efforts. The Company currently estimates that it will incur one-time charges in the third quarter of 2023 of approximately $700 to $900 in connection with the workforce reductions, primarily for severance payments and related employee benefit costs. The Company expects that the implementation of the headcount reductions, including cash payments, will be substantially complete by the end of the third quarter of 2023.

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
During the second quarter, we completed the transition from our Package model to Learning Memberships within our Consumer business for all new customers. As a result of this transition, we are presenting Active Members (as defined below) as a key operating metric.
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
Our Active Member count at June 30, 2023 reflects normal summer seasonality, including anticipated lower levels of new customer acquisition, consumption, and Learning Membership retention during the summer months when K12 schools and universities are out of session.

Active Members in thousands	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Active Members	31.0	32.9	20.2	11.3	2.0

“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. Active Experts also includes our Institutional business, but excludes First Tutors UK. The following table summarizes Active Experts for the periods presented.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
Active Experts in thousands; favorable/(unfavorable)	2023	2022	%	2023	2022	%
Active Experts	10.0	12.1	(17)%	12.0	14.5	(17)%
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
dollars in thousands	2023	%	2022	%	2023	%	2022	%
Revenue	$48,839	100%	$42,186	100%	$98,019	100%	$89,111	100%
Cost of revenue	14,740	30%	13,431	32%	30,030	31%	27,583	31%
Gross Profit	34,099	70%	28,755	68%	67,989	69%	61,528	69%
Sales and marketing expenses	14,859	30%	18,011	42%	30,419	31%	40,957	46%
General and administrative expenses	29,713	61%	32,751	78%	59,413	60%	63,260	71%
Operating Loss	(10,473)	(21)%	(22,007)	(52)%	(21,843)	(22)%	(42,689)	(48)%
Unrealized (gain) loss on derivatives, net	(4,198)	(9)%	(37,336)	(88)%	17,484	18%	(26,294)	(30)%
Interest income	(783)	(1)%	(5)	—%	(1,616)	(2)%	(12)	—%
Other expense, net	5	—%	57	—%	16	—%	74	—%
(Loss) Earnings before Income Taxes	(5,497)	(11)%	15,277	36%	(37,727)	(38)%	(16,457)	(18)%
Income tax expense	53	—%	—	—%	76	—%	13	—%
Net (Loss) Earnings	(5,550)	(11)%	15,277	36%	(37,803)	(38)%	(16,470)	(18)%
Net (loss) earnings attributable to noncontrolling interests	(2,252)	(4)%	6,582	15%	(15,574)	(15)%	(8,320)	(9)%
Net (Loss) Earnings Attributable to Class A Common Stockholders	$(3,298)	(7)%	$8,695	21%	$(22,229)	(23)%	$(8,150)	(9)%
Revenue
Revenue growth in both current year periods was driven by the completion of our evolution towards ‘always on’ recurring revenue products, strong adoption of Learning Memberships, and lifetime value expansion in our Consumer business coupled with the continued scaling of our Institutional business.
The following table presents our revenue by business category for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
dollars in thousands	2023	%	2022	%	2023	%	2022	%
Consumer	$40,296	82%	$35,635	84%	$80,631	82%	$74,553	84%
Institutional	8,354	17%	5,825	14%	16,894	17%	12,300	14%
Other (a)	189	1%	726	2%	494	1%	2,258	2%
Revenue	$48,839	100%	$42,186	100%	$98,019	100%	$89,111	100%
(a)Other consists of First Tutors UK and other services.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
dollars in thousands; favorable/(unfavorable)	2023	2022	$	%	2023	2022	$	%
Revenue	$48,839	$42,186	$6,653	16%	$98,019	$89,111	$8,908	10%
Cost of revenue	14,740	13,431	(1,309)	(10)%	30,030	27,583	(2,447)	(9)%
Gross Profit	$34,099	$28,755	$5,344	19%	$67,989	$61,528	$6,461	11%
% Margin	70%	68%			69%	69%
For the three months ended June 30, 2023, cost of revenue increased due to higher expert costs of $1,184 thousand. For the six months ended June 30, 2023, cost of revenue increased due to higher expert costs of $2,189 thousand. These higher expert costs in both current year periods primarily related to higher tutoring volumes in both our Consumer and Institutional business.
Gross profit for the three months ended June 30, 2023 of $34,099 thousand increased by $5,344 thousand, or 19%, compared to the same period in 2022. Gross margin of 70% for the three months ended June 30, 2023 was 166 basis points higher than gross margin of 68% for the three months ended June 30, 2022. Gross profit for the six months ended June 30, 2023 of $67,989 thousand increased by $6,461 thousand, or 11%, compared to the same period in 2022. Gross margin of 69% for the six months ended June 30, 2023 was flat to gross margin of 69% for the six months ended June 30, 2022. These increases in both current year periods were driven by growth in our Consumer business as a result of the strong adoption of Learning Memberships, which has led to lifetime value expansion and higher gross margin.
Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
dollars in thousands; (favorable)/unfavorable	2023	2022	$	%	2023	2022	$	%
Sales and marketing expenses	$14,859	$18,011	$(3,152)	(18)%	$30,419	$40,957	$(10,538)	(26)%
General and administrative expenses	29,713	32,751	(3,038)	(9)%	59,413	63,260	(3,847)	(6)%
Total operating expenses	$44,572	$50,762	$(6,190)	(12)%	$89,832	$104,217	$(14,385)	(14)%
Sales and Marketing
Sales and marketing expenses for the three months ended June 30, 2023 and 2022 included stock-based compensation of $691 thousand and $970 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses decreased $2,873 thousand, or 17%. Additionally, excluding these impacts in both periods, sales and marketing expenses for the six months ended June 30, 2023 were 29% of revenue compared to 40% of revenue during the same period in 2022, an 1,139 basis point improvement year-over-year.
Sales and marketing expenses for the six months ended June 30, 2023 and 2022 included stock-based compensation of $1,529 thousand and $2,045 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses decreased $10,022 thousand, or 26%. Additionally, excluding these impacts in both periods, sales and marketing expenses for the six months ended June 30, 2023 were 29% of revenue compared to 44% of revenue during the same period in 2022, a 1,420 basis point improvement year-over-year.
Sales and marketing spend and efficiency improvements were driven by the transition to Learning Memberships, including the continued expansion of lifetime value, our focus on optimizing the level of marketing spend, and a more efficient operating model in our Consumer business. We also delivered substantial Varsity Tutors for School revenue growth, yielding efficiencies from prior investments in the Institutional sales and go-to-market organization. As Learning Memberships become a greater percentage of total revenue and the Institutional business continues to scale, we expect to yield durable sales and marketing improvements as the business delivers sequential year-over-year revenue growth each quarter as we move throughout 2023.

General and Administrative
General and administrative expenses for the three months ended June 30, 2023 and 2022 included non-cash stock based compensation of $9,440 thousand and $9,884 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses decreased $2,594 thousand, or 11%. Additionally, excluding these impacts in both periods, general and administrative expenses for the three months ended June 30, 2023 were 42% of revenue compared to 54% of revenue during the same period in 2022, a 1,270 basis point improvement year-over-year.
General and administrative expenses for the six months ended June 30, 2023 and 2022 included non-cash stock based compensation of $19,651 thousand and $21,299 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses decreased $2,199 thousand, or 5%. Additionally, excluding these impacts in both periods, general and administrative expenses for the six months ended June 30, 2023 were 41% of revenue compared to 47% of revenue during the same period in 2022, a 652 basis point improvement year-over-year.
Our investments in product development have allowed us to launch a suite of ‘always on’ subscription products including Learning Memberships for consumers, and our Teacher Assigned and On Demand offerings for Institutional customers. Subscription offerings simplify the operating model needed to support customers and grow the business. Combined with our ongoing automation efforts involving self-service capabilities, the application of artificial intelligence, and other efficiency efforts, we have been able to generate operating efficiencies and remove significant costs from the business. We believe we will be able to further simplify our operating model and remove additional costs from the business while growing revenue and Active Members.
Unrealized (Gain) Loss on Derivatives, Net
During the three and six months ended June 30, 2023, we recognized a net (gain) loss of $(4,198) thousand and $17,484 thousand, respectively, related to non-cash mark-to-market adjustments on our warrants and earnouts.
Of the net gain recognized in the three months ended June 30, 2023, $2,333 thousand and $1,865 thousand related to warrants and earnouts, respectively. The net gain recognized in the three months ended June 30, 2023 related to our warrants was due to a lower average trading price of our public warrants during the period. The net gain recognized in the three months ended June 30, 2023 related to our earnouts was primarily due to a lower remaining term for the earnouts.
Of the net loss recognized in the six months ended June 30, 2023, $6,081 thousand and $11,403 thousand related to warrants and earnouts, respectively. The net loss recognized in the six months ended June 30, 2023 related to our warrants was due to a higher average trading price of our public warrants during the period. The net loss recognized in the six months ended June 30, 2023 related to our earnouts was primarily due to a higher average trading price of our Class A common stock during the period.
During the three and six months ended June 30, 2022, we recognized net gains of $37,336 thousand and $26,294 thousand, respectively, related to non-cash mark-to-market adjustments on our warrants and earnouts.
Of the net gain recognized in the three months ended June 30, 2022, $16,607 thousand and $20,729 thousand related to warrants and earnouts, respectively. Of the net gain recognized in the six months ended June 30, 2022, $11,444 thousand and $14,850 thousand related to warrants and earnouts, respectively. The net gains recognized in the three and six months ended June 30, 2022 related to our warrants were due to a lower average trading price of our public warrants during the periods. The net gains recognized in the three and six months ended June 30, 2022 related to our earnouts were primarily due to a lower average trading price of our Class A common stock during the periods.
For additional information on our warrants and earnouts, see Notes 10 and 11 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
Interest Income
Interest income for the three months ended June 30, 2023 was $783 thousand, an increase from $5 thousand in the same period in 2022. Interest income for the six months ended June 30, 2023 was $1,616 thousand, an increase from $12 thousand in the same period in 2022. These increases in both current year periods were driven by higher interest income on our cash balances during the current year periods.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents totaling $90,929 thousand and $90,715 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed primarily through capital contributions and debt financings. Despite our modest cash flow from operations realized for the six months ended June 30, 2023, it is possible that we may have to finance future operations primarily or in part from cash on hand.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
As of June 30, 2023, we had no debt obligations. Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. For information on our lease obligations and the amount and timing of future payments, see Note 17 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of our 2022 Annual Report. There have been no material changes to our leasing arrangements previously disclosed in our 2022 Annual Report.
The following table sets forth our cash flows for the periods presented.

	Six Months Ended June 30,
dollars in thousands	2023	2022
Cash provided by (used in):
Operating activities	$2,279	$(20,191)
Investing activities	(2,049)	(2,714)
Financing activities	—	(837)
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	(16)	(13)
Net Increase (Decrease) in Cash, Cash equivalents, and Restricted Cash	$214	$(23,755)
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2023 was $2,279 thousand compared to cash used in operating activities of $20,191 thousand in the prior year period. The improvement in operating cash flow was driven by higher revenues, sales and marketing efficiency gains, the pull through of automation and workforce reduction actions stemming from our business model changes that streamline operations, and diligent cost oversight. Additionally, cash provided by operating activities in the current year period was positively impacted by favorable changes in working capital, primarily related to fluctuations in the timing of sales and collections of receivables. These positive impacts were partially offset by unfavorable changes in deferred revenue due to the transition to Learning Memberships in the current year period and away from the legacy Package model that was prepaid in advance.
Investing Activities
Cash used in investing activities was $2,049 thousand and $2,714 thousand for the six months ended June 30, 2023 and 2022, respectively. Cash used in investing activities related to capital expenditures primarily for the development of internal use software and IT equipment.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Price Sensitivity
At both June 30, 2023 and December 31, 2022, we had warrant and earnout contracts issued and outstanding to non-employees of 19,122 thousand and 7,655 thousand, respectively. As of June 30, 2023 and December 31, 2022, a hypothetical 10% adverse change in the price of our public warrants would have increased the fair value of the liabilities related to these warrant contracts by approximately $1,048 thousand and $440 thousand, respectively. As of June 30, 2023 and December 31, 2022, a hypothetical 10% adverse change in the fair value of the earnouts, which is partially impacted by the price of our Class A common stock, would have increased the fair value of the liabilities related to these earnout contracts by approximately $1,906 thousand and $766 thousand, respectively.
For additional information regarding our warrants and earnout contracts issued and outstanding to non-employees, refer to Notes 10 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on that evaluation, the Company’s CEO and CFO concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended June 30, 2023.
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
ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

3.2	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

†10.1	Nerdy Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on May 5, 2023 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023.

* 32.1	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023.

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2023 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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

Nerdy Inc.

Date: August 8, 2023	By:	/s/ Jason Pello
Name: Jason Pello
Title: Chief Financial Officer