Form 10-Q
period 2023-09-30
Nerdy Inc.
filed 2023-11-07
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Class A common stock, par value $0.0001 per share - 104,414,994 shares of common stock as of October 31, 2023
Class B common stock, par value $0.0001 per share - 67,228,777 shares of common stock as of October 31, 2023

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$40,296	$31,752	$138,315	$120,863
Cost of revenue	11,108	9,835	41,138	37,418
Gross Profit	29,188	21,917	97,177	83,445
Sales and marketing expenses	19,233	16,195	49,652	57,152
General and administrative expenses	35,508	33,409	94,921	96,669
Operating Loss	(25,553)	(27,687)	(47,396)	(70,376)
Unrealized (gain) loss on derivatives, net	(4,099)	4,521	13,385	(21,773)
Interest income	(844)	(7)	(2,460)	(19)
Other (income) expense, net	(5)	75	11	149
Loss before Income Taxes	(20,605)	(32,276)	(58,332)	(48,733)
Income tax expense	21	22	97	35
Net Loss	(20,626)	(32,298)	(58,429)	(48,768)
Net loss attributable to noncontrolling interests	(8,336)	(13,782)	(23,910)	(22,102)
Net Loss Attributable to Class A Common Stockholders	$(12,290)	$(18,516)	$(34,519)	$(26,666)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.13)	$(0.21)	$(0.37)	$(0.32)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	97,077	87,714	94,453	84,601
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Loss	$(20,626)	$(32,298)	$(58,429)	$(48,768)
Foreign currency translation adjustments	(39)	(146)	26	(402)
Total Comprehensive Loss	(20,665)	(32,444)	(58,403)	(49,170)
Comprehensive loss attributable to noncontrolling interests	(8,351)	(13,844)	(23,898)	(22,277)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(12,314)	$(18,600)	$(34,505)	$(26,893)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$84,031	$90,715
Accounts receivable, net	8,237	11,596
Other current assets	5,860	5,345
Total Current Assets	98,128	107,656
Fixed assets, net	13,654	12,504
Goodwill	5,717	5,717
Intangible assets, net	3,141	3,574
Other assets	3,028	3,241
Total Assets	$123,668	$132,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,401	$3,199
Deferred revenue	18,649	25,539
Other current liabilities	13,771	8,593
Total Current Liabilities	39,821	37,331
Other liabilities	1,142	14,311
Total Liabilities	40,963	51,642
Stockholders’ Equity
Class A common stock	10	9
Class B common stock	7	7
Additional paid-in capital	559,892	522,031
Accumulated deficit	(509,626)	(475,107)
Accumulated other comprehensive income (loss)	2	(12)
Total Stockholders’ Equity Excluding Noncontrolling Interests	50,285	46,928
Noncontrolling interests	32,420	34,122
Total Stockholders’ Equity	82,705	81,050
Total Liabilities and Stockholders’ Equity	$123,668	$132,692
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net Loss	$(58,429)	$(48,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	4,609	4,368
Amortization of intangibles	454	454
Unrealized loss (gain) on derivatives, net	13,385	(21,773)
Non-cash stock-based compensation expense	32,802	35,502
Warrant and earnout transaction costs paid	567	—
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	3,359	1,721
(Increase) decrease in other current assets	(646)	1,252
Decrease in other assets	28	882
Increase in accounts payable	4,195	2,006
Decrease in deferred revenue	(6,890)	(9,072)
Increase in other current liabilities	5,485	998
Decrease in other liabilities	(1,434)	(1,040)
Net Cash Used In Operating Activities	(2,515)	(33,470)
Cash Flows From Investing Activities
Capital expenditures	(3,923)	(4,339)
Net Cash Used In Investing Activities	(3,923)	(4,339)
Cash Flows From Financing Activities
Payments of warrant and earnout transaction costs	(567)	—
Payments to legacy Nerdy holders	—	(767)
Other	—	(96)
Net Cash Used In Financing Activities	(567)	(863)
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	5	7
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(7,000)	(38,665)
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	91,547	145,879
Cash, Cash Equivalents, and Restricted Cash, End of Period	$84,547	$107,214

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$1,815	$1,870
Purchase of fixed assets included in accounts payable	22	—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended September 30,		As Of and For The Nine Months Ended September 30,
	2023	2022	2023	2022
Class A Common Stock
Beginning of period	10	9	$9	$8
Activity under stock compensation plans	—	—	1	1
End of period	10	9	10	9
Class B Common Stock
Beginning and end of period	7	7	7	7
Additional Paid-In Capital
Beginning of period	536,073	506,963	522,031	490,220
Non-cash stock-based compensation	12,221	12,391	33,980	34,811
Activity under stock compensation plans	—	(26)	(1)	(96)
Conversion of combined interests into Class A common stock	181	—	485	3,005
Warrant transactions	14,602	—	14,602	—
Earnout transaction	5,691	—	5,691	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(8,876)	(4,711)	(16,896)	(13,323)
End of period	559,892	514,617	559,892	514,617
Accumulated Deficit
Beginning of period	(497,336)	(447,858)	(475,107)	(439,708)
Net loss	(12,290)	(18,516)	(34,519)	(26,666)
End of period	(509,626)	(466,374)	(509,626)	(466,374)
Accumulated Other Comprehensive Income (Loss)
Beginning of period	26	(7)	(12)	136
Foreign currency translation adjustments	(24)	(84)	14	(227)
End of period	2	(91)	2	(91)
Total Stockholders’ Equity Excluding Noncontrolling Interests	50,285	48,168	50,285	48,168
Noncontrolling Interests
Beginning of period	26,727	44,414	34,122	45,142
Net loss	(8,336)	(13,782)	(23,910)	(22,102)
Non-cash stock-based compensation	201	468	637	2,566
Foreign currency translation adjustments	(15)	(62)	12	(175)
Conversion of combined interests into Class A common stock	(181)	—	(485)	(3,005)
Warrant transactions	887	—	887	—
Earnout transaction	4,261	—	4,261	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	8,876	4,711	16,896	13,323
End of period	32,420	35,749	32,420	35,749
Total Stockholders’ Equity	82,705	83,917	$82,705	$83,917
Class A Common Stock - Shares
Beginning of period	100,158	91,472	95,296	83,913
Activity under stock compensation plans	2,218	1,770	6,387	3,480
Conversion of combined interests into Class A common stock	500	—	1,193	5,849
Warrant transactions	4,306	—	4,306	—
Earnout transaction	(2,767)	—	(2,767)	—
End of period	104,415	93,242	104,415	93,242
Class B Common Stock - Shares
Beginning of period	69,161	68,615	69,306	73,987
Activity under stock compensation plans	48	533	596	1,010
Conversion of combined interests into Class A common stock	(500)	—	(1,193)	(5,849)
Warrant transactions	513	—	513	—
Earnout transaction	(2,015)	—	(2,015)	—
End of period	67,207	69,148	67,207	69,148
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
Nerdy Inc. has the following classes of securities issued and outstanding: (i) Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and (ii) Class B common stock, par value $0.0001 per share (the “Class B Common Stock”, together with the Class A Common Stock, the “Common Stock”). The shares of Class B Common Stock are owned by the Legacy Nerdy Holders (as defined below), have voting rights only, and have no dividend or economic rights. The Company does not intend to list its Class B Common Stock on any stock exchange.
Prior to the Public and FPA Warrant Exchange and the Private Warrant Transaction (both terms defined below), Nerdy Inc. had warrants that consisted of TPG Pace’s previously outstanding private placement warrants and public warrants to purchase Class A ordinary shares that were converted into corresponding private placement warrants to purchase Class A Common Stock (the “Private Placement Warrant(s)”) and public warrants to purchase Class A Common Stock (the “Public Warrant(s)”). Each Private Placement Warrant and Public Warrant allowed for the purchase of one share of Class A Common Stock at an exercise price of $11.50 per share. Additionally, Nerdy Inc. also issued warrants to purchase Class A Common Stock in connection with a forward purchase agreement (the “FPA Warrant(s)”). Each FPA Warrant allowed for the purchase of one share of Class A Common Stock at an exercise price of $11.50 per share.
Nerdy LLC has units issued and outstanding (the “OpCo Units”) to its members, the legacy holders of Nerdy LLC historical common and preferred equity (the “Legacy Nerdy Holder(s)”) and Nerdy Inc. Prior to the Private Warrant Transaction, Nerdy LLC had previously outstanding warrants to purchase OpCo Units at an exercise price of $11.50 (the exercise of which would also result in the issuance of one corresponding share of Class B Common Stock) (the “OpCo Warrant(s)”).
Nerdy Inc. and Nerdy LLC will at all times maintain a one-to-one ratio between the number of shares of Class A and Class B Common Stock issued by Nerdy Inc. and the number of OpCo Units issued by Nerdy LLC.
The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).” At December 31, 2022, the Company held 22 of the total issued Warrants.
Prior to the Earnout Transaction (as defined below), of the total shares and units issued and outstanding, there were 8,000 shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that were subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock were not met within five years of the Reverse Recapitalization (assuming there was no change in control event) (the “Earnout(s)”). At December 31, 2022, the Company held 36 of the total issued Earnouts.
The financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”). Prior to the Earnout Transaction, the Company excluded Earnouts in the calculation of the ownership interests in Nerdy LLC as the Earnouts were subject to forfeiture.
The Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction
Public and FPA Warrant Exchange
On September 25, 2023, the Company concluded an offer to holders of its then outstanding Public Warrants and FPA Warrants, which provided such holders the opportunity to receive 0.25 shares of Nerdy Inc.’s Class A Common Stock (the “Public Offer exchange rate”) in exchange for each Public Warrant and FPA Warrant tendered by such holders (the “Offer”). This Offer included a solicitation of consents from holders of the Public Warrants and FPA Warrants to amend the warrant agreement with respect to certain terms of the Public Warrants and the FPA Warrants (the “Public and FPA Warrant Amendment”, together with the Offer, the “Public and FPA Warrant Exchange”). At the closing of the Offer, all remaining outstanding Public and FPA warrants that were not exchanged at the election of the holder were converted into 0.225 shares of Class A Common Stock, pursuant to the Public and FPA Warrant Amendment. As a result of the Public and FPA Warrant Exchange, 12,000 Public Warrants and FPA Warrants were exchanged for 2,992 shares of Nerdy Inc.’s Class A Common Stock, with a nominal cash settlement in lieu of fractional shares. No Public Warrants and FPA Warrants remain outstanding after the Public and FPA Warrant Exchange.
Private Warrant Transaction
Concurrently with the Offer, holders of the then outstanding Private Placement Warrants and the OpCo Warrants agreed to amend the warrant agreement with respect to certain terms of the Private Placement Warrants and OpCo Warrants (the “Private Placement Warrant Amendment”, together with the Public and FPA Warrant Amendment, the “Warrant Amendment”). The Warrant Amendment, among other provisions, required that upon the closing of the Offer that (a) each Private Placement Warrant be automatically exchanged or exercised on a cashless basis into shares of Class A Common Stock and (b) each OpCo Warrant that is outstanding be automatically exercised on a cashless basis into OpCo Units with an equivalent number of shares of Class B Common Stock being issued, in each case, at the same ratio as the Public Offer exchange rate (the “Private Warrant Transaction”, together with the Public and FPA Warrant Exchange, the “Warrant Transactions”). As a result of the Private Warrant Transaction, 5,281 Private Placement Warrants were exchanged or exercised on a cashless basis for 1,314 shares of the Company’s Class A Common Stock, with a nominal cash settlement in lieu of fractional shares and 2,052 OpCo Warrants were exchanged or exercised on a cashless basis for 513 OpCo Units (with an equivalent number of shares of Class B Common Stock), with a nominal cash settlement in lieu of fractional shares. No Private Placement Warrants and OpCo Warrants remain outstanding after the Private Warrant Transaction.
Earnout Transaction
Concurrently with the Offer, holders of the then outstanding Earnouts agreed to forfeit (and thus surrender for cancellation) 60% of the Earnouts they held and agreed that the remaining 40% of the Earnouts will no longer be subject to potential forfeiture and will be either regular shares of Class A Common Stock or regular OpCo Units (with an equivalent number of regular shares of Class B Common Stock) (the “Earnout Transaction”). As a result of the Earnout Transaction, 2,764 shares of Class A Common Stock and 2,015 OpCo Units (with an equivalent number of shares of Class B Common Stock) were cancelled and 1,842 shares of Class A Common Stock and 1,343 OpCo Units (with an equivalent number of shares of Class B Common Stock) remain outstanding after the Earnout Transaction and are no longer subject to forfeiture. The 36 Earnouts held by the Company are now regular shares of Class A Common Stock and are no longer subject to forfeiture.
Transaction Expenses
In connection with these transactions, the Company incurred expenses of $1,940 during three and nine months ended September 30, 2023, of which $1,373 was accrued on the Condensed Consolidated Balance Sheet at September 30, 2023. These expenses were included in “General and administrative expenses” in the Condensed Consolidated Statements of Operations as the transactions did not generate any proceeds to the Company, and therefore, the costs did not qualify to be deferred or charged as a reduction to additional paid-in capital under Accounting Standards Codification (“ASC”) Topic 340, “Other Assets and Deferred Costs.”
NOTE 2 — RECENTLY ADOPTED ACCOUNTING STANDARDS
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
NOTE 3 — NONCONTROLLING INTERESTS
As of September 30, 2023, Legacy Nerdy Holders owned 67,207 OpCo Units, equal to 39.2% of the economic interest in Nerdy LLC, and 67,207 shares of Class B Common Stock. As of December 31, 2022, Legacy Nerdy Holders owned 65,948 OpCo Units, excluding Earnouts, equal to 42.1% of the economic interest in Nerdy LLC, and 65,948 shares of Class B Common Stock, excluding Earnouts.
Nerdy Inc. owned 60.8% and 57.9% of the outstanding OpCo Units as of September 30, 2023 and December 31, 2022, respectively. For the three and nine months ended September 30, 2023 and 2022, the financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net losses of Nerdy LLC, which the Legacy Nerdy Holders were required to absorb, were allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
Prior to the Earnout Transaction (see Note 1), the Company excluded Earnouts in the calculation of the ownership interests in Nerdy LLC as the Earnouts were subject to forfeiture. As a result of the Earnout Transaction, 40% of the Earnouts are now regular OpCo Units and are now included in such calculations. The remaining 60% of the Earnouts were forfeited.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the periods presented.

	As Of and For The Three Months Ended September 30,		As Of and For The Nine Months Ended September 30,
	2023	2022	2023	2022
OpCo Units
Nerdy Inc.
Beginning of period	95,516	86,830	90,654	79,271
Vesting or exercise of equity awards	2,218	1,770	6,387	3,480
Conversion of Combined Interests into Class A Common Stock	500	—	1,193	5,849
Issuance of OpCo units as a result of the Warrant Transactions	4,306	—	4,306	—
Inclusion of OpCo units as a result of the Earnout Transaction	1,875	—	1,875	—
End of period	104,415	88,600	104,415	88,600
Legacy Nerdy Holders
Beginning of period	65,803	65,257	65,948	70,629
Vesting or exercise of equity awards	48	533	596	1,010
Conversion of Combined Interests into Class A Common Stock	(500)	—	(1,193)	(5,849)
Issuance of OpCo units as a result of the Warrant Transactions	513	—	513	—
Inclusion of OpCo units as a result of the Earnout Transaction	1,343	—	1,343	—
End of period	67,207	65,790	67,207	65,790
Total
Beginning of period	161,319	152,087	156,602	149,900
Vesting or exercise of equity awards	2,266	2,303	6,983	4,490
Issuance of OpCo units as a result of the Warrant Transactions	4,819	—	4,819	—
Inclusion of OpCo units as a result of the Earnout Transaction	3,218	—	3,218	—
End of period	171,622	154,390	171,622	154,390
Ownership Percentage
Nerdy Inc.
Beginning of period	59.2%	57.1%	57.9%	52.9%
End of period	60.8%	57.4%	60.8%	57.4%
Legacy Nerdy Holders
Beginning of period	40.8%	42.9%	42.1%	47.1%
End of period	39.2%	42.6%	39.2%	42.6%
NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	%	2022	%	2023	%	2022	%
Consumer	$34,494	85%	$29,087	92%	$115,125	83%	$103,640	86%
Institutional	5,580	14%	2,393	7%	22,474	16%	14,693	12%
Other (a)	222	1%	272	1%	716	1%	2,530	2%
Revenue	$40,296	100%	$31,752	100%	$138,315	100%	$120,863	100%
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

	September 30, 2023	December 31, 2022
Accounts receivable, net	$8,237	$11,596
Deferred revenue	$18,649	$25,539
“Accounts receivable, net” is reported net of reserves of $584 and $858 as of September 30, 2023 and December 31, 2022, respectively.
NOTE 5 — RESTRUCTURING
In July 2023, the Company communicated workforce reductions primarily to certain variable hourly employees in tutor operations and IT customer support roles. The workforce reductions were the result of efficiencies gained through new recurring revenue relationships with higher lifetime value customers that simplify the Company’s operating model, as well as ongoing automation efforts involving self-service capabilities, the application of artificial intelligence, and other efficiency efforts.
Restructuring charges and the associated liabilities for employee-related costs related to this event are shown in the following table.

Balance, December 31, 2022	$—
Charge to expense	841
Cash payments	(841)
Non-cash charges	—
Balance, September 30, 2023	$—

Total expected restructuring charges	$841
Cumulative restructuring charges incurred to date	841
Remaining expected restructuring charges	$—
All of the total restructuring charges incurred during the three and nine months ended September 30, 2023 were included in “General and administrative expenses” in the Condensed Consolidated Statements of Operations. No restructuring charges were incurred during the three or nine months ended September 30, 2022.
NOTE 6 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of September 30, 2023.
The effective income tax rate was (0.10)% and (0.17)% for the three and nine months ended September 30, 2023, respectively, and (0.07)% and (0.07)% for the three and nine months ended September 30, 2022, respectively. The effective income tax rates differed significantly from the statutory rates in both the current and prior year periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported in both the current and prior year periods represents amounts owed to state authorities.

NOTE 7 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Loss Attributable to Class A Common Stockholders	$(12,290)	$(18,516)	$(34,519)	$(26,666)
Less: Undistributed net earnings attributable to participating securities	—	—	—	—
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(12,290)	$(18,516)	$(34,519)	$(26,666)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	97,077	87,714	94,453	84,601

Basic and Diluted loss per share of Class A Common Stock	$(0.13)	$(0.21)	$(0.37)	$(0.32)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	1,394	964	1,394	964
Stock appreciation rights	5,776	6,618	5,776	6,618
Restricted stock awards	168	1,024	168	1,024
Restricted stock units	16,147	16,336	16,147	16,336
Restricted stock units - founder’s award	9,258	9,258	9,258	9,258
Warrants	—	19,311	—	19,311
Earnouts	—	7,964	—	7,964
Combined Interests that can be converted into shares of Class A Common Stock	67,207	65,790	67,207	65,790
NOTE 8 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows for the periods presented.

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$84,031	$90,715	$106,382	$143,964
Restricted cash included in Other current assets	384	516	516	1,083
Restricted cash included in Other assets	132	316	316	832
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$84,547	$91,547	$107,214	$145,879
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its corporate office leases.

NOTE 9 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	September 30, 2023	December 31, 2022
Fixed assets	$41,682	$36,164
Accumulated depreciation	(28,028)	(23,660)
	$13,654	$12,504
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2023	2022	2023	2022
Amortization expense related to capitalized internal use software	Cost of revenue	$1,299	$1,240	$3,891	$3,573
Depreciation expense	General and administrative expenses	219	267	718	795
NOTE 10 — INTANGIBLE ASSETS, NET
The Company’s intangibles assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	September 30, 2023	December 31, 2022
Carrying amount	$5,983	$5,956
Accumulated amortization	(2,842)	(2,382)
	$3,141	$3,574
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2023	2022	2023	2022
Amortization expense related to intangible assets	General and administrative expenses	$152	$146	$454	$454
NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes.
Prior to the Warrant Transactions and Earnout Transaction (see Note 1), the Company had issued and outstanding Warrants and Earnouts to non-employees. The Warrants and Earnouts held by non-employees were not in the scope of ASC Topic 718, “Compensation—Stock Compensation” and were classified as derivative liabilities under ASC Topic 480, “Distinguishing Liabilities from Equity” or ASC Topic 815, “Derivatives and Hedging.” Derivative Warrant and Earnout liabilities were classified as non-current liabilities as their liquidation was not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company did not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheet. At December 31, 2022, the number of Warrant and Earnout contracts issued and outstanding to non-employees was 19,122 and 7,655, respectively.
As a result of the Warrant Transactions and Earnout Transaction, the Warrants held by non-employees were exchanged or exercised for shares of Class A Common Stock or OpCo Units (with an equivalent number of shares of Class B Common Stock) and the portion of the Earnouts held by non-employees that remained outstanding are no longer subject to forfeiture. As such, the Company reviewed the classification of the Warrants and Earnouts issued to non-employees under ASC 815 and concluded the fair value of the Warrant and Earnout liabilities should be reclassified to stockholders’ equity. Immediately prior to closing of the transactions, the Company recorded the Warrants and Earnouts issued to non-employees at their fair values, and included these fair value adjustments in “Unrealized (gain) loss on derivatives, net” in the Consolidated Statements of Operations for the three and nine months ended September 30, 2023. At the closing of the transactions, the Company reclassified the fair values of the Warrants and Earnouts issued to non-employees to additional paid-in capital and noncontrolling interests within stockholders’ equity from other liabilities, which resulted in a decrease to other liabilities and a corresponding increase to additional paid-in capital and noncontrolling interests on the condensed consolidated balance sheet. At September 30, 2023, no Warrant and Earnout contracts to non-employees were outstanding.
The following table presents the balance sheet location and fair value of the Company’s derivative liability instruments on a gross basis, none of which are designated as hedging instruments under ASC Topic 815.

	Balance Sheet Location	September 30, 2023	December 31, 2022
Non-employee Warrants	Other liabilities	$—	$4,398
Non-employee Earnouts	Other liabilities	—	7,658
		$—	$12,056
The following table presents the effects of the Company’s derivative instruments in Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2023	2022	2023	2022
Non-employee Warrants	Unrealized (gain) loss on derivatives, net	$5,010	$1,883	$11,091	$(9,561)
Non-employee Earnouts	Unrealized (gain) loss on derivatives, net	(9,109)	2,638	2,294	(12,212)
		$(4,099)	$4,521	$13,385	$(21,773)
NOTE 12 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-employee Warrants	$—	$—	$—	$—	$4,398	$2,070	$2,328	$—
Non-employee Earnouts	—	—	—	—	7,658	—	—	7,658
	$—	$—	$—	$—	$12,056	$2,070	$2,328	$7,658
The Public Warrants issued to non-employees were valued using the market approach based upon the quoted market price of Nerdy Inc.’s Public Warrants and were categorized as Level 1. The Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees were valued based upon the quoted price for similar liabilities (the Public Warrants issued to non-employees) in active markets. As such, the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees were categorized as Level 2.
The fair value of liabilities associated with the non-employee Earnouts was measured on a recurring basis using the Monte Carlo Option Pricing Method. The fair value measurement is categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity measured on a recurring basis.

Balance, December 31, 2022	$7,658
Mark-to-market loss on non-employee Earnouts	2,294
Reclassification to equity as a result of the Earnout Transaction	(9,952)
Balance, September 30, 2023	$—
Prior to the Earnout Transaction (see Note 1), the fair value of each non-employee Earnout was estimated using the Monte Carlo Option Pricing Method at the end of the reporting period. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimated expected stock-price volatility using the implied volatility from the Company’s Public Warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the non-employee Earnouts. The expected life of the non-employee Earnouts was assumed to be equivalent to their remaining contractual term. The Company anticipated the dividend rate would remain at zero.

The following table presents the assumptions used to remeasure the fair value of outstanding non-employee Earnouts liabilities for the period presented.

December 31, 2022
Expected term (in years)	3.72
Stock price of the Class A Common Stock	$2.25
Expected stock price volatility	79.0%
Risk-free interest rate	4.1%
Expected dividends	—%
Fair value (per Earnout)	$1.00
The Company’s financial assets and liabilities also include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three and nine months ended September 30, 2023 or 2022.
NOTE 13 — RELATED PARTIES
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
As of September 30, 2023, Nerdy Inc. has not recognized a liability of $111,898 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three and nine months ended September 30, 2023 or 2022. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within the statement of operations.
NOTE 14 — SUBSEQUENT EVENT
Independent Contractor Classification Matter
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
In 2019, a Complaint was filed in a Superior California Court against Varsity Tutors alleging that Varsity Tutors misclassified California tutors as independent contractors as opposed to employees in violation of the California Labor Code and seeking penalties and other remedies under California’s Private Attorneys General Act (“PAGA”). In October 2023, Varsity Tutors agreed to a tentative settlement in this matter, which remains subject to Court approval (as required by PAGA). In accordance with ASC Topic 855, “Subsequent Events”, the Company expensed $1,250 and $1,700 related to this matter during the three and nine months ended September 30, 2023, respectively, which was included in “General and administrative expenses” in the Condensed Consolidated Statements of Operations. At September 30, 2023, the Company accrued $2,000 for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheet.

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
OVERVIEW
We operate a platform for live online learning. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including Learning Memberships, one-on-one instruction, small group tutoring, small group classes, large format group classes, and adaptive self-study. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Its solutions are available directly to Learners, as well as through schools and other institutions. Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality, live online learning. Our offerings include Varsity Tutors for Schools, a product suite (including our new subscription offerings such as District Assigned, Teacher Assigned, Parent Assigned) that leverages our platform capabilities to offer our online learning solutions directly to education systems. We have built a diversified business across the following audiences: K-8, High School, College, Graduate School, and Professional.
The Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction
Public and FPA Warrant Exchange
On September 25, 2023, we concluded an offer to holders of our then outstanding publicly traded warrants, each exercisable to purchase one share of Nerdy Inc.’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) at a price of $11.50 per share (the “Public Warrant(s)”) and warrants to purchase one share of Nerdy Inc.’s Class A Common Stock at a price of $11.50 per share issued in connection with a forward purchase agreement (the “FPA Warrant(s)”), which provided such holders the opportunity to receive 0.25 shares of Nerdy Inc.’s Class A Common Stock (the “Public Offer exchange rate”) in exchange for each Public Warrant and FPA Warrant tendered by such holders (the “Offer”). This Offer included a solicitation of consents from holders of the Public Warrants and FPA Warrants to amend the warrant agreement with respect to certain terms of the Public Warrants and the FPA Warrants (the “Public and FPA Warrant Amendment”, together with the Offer, the “Public and FPA Warrant Exchange”). At the closing of the Offer, all remaining outstanding Public and FPA warrants that were not exchanged at the election of the holder were converted into 0.225 shares of Class A Common Stock, pursuant to the Public and FPA Warrant Amendment. As a result of the Public and FPA Warrant Exchange, 12,000 thousand Public Warrants and FPA Warrants were exchanged for 2,992 thousand shares of Nerdy Inc.’s Class A Common Stock, with a nominal cash settlement in lieu of fractional shares. No Public Warrants and FPA Warrants remain outstanding after the Public and FPA Warrant Exchange.
Private Warrant Transaction
Concurrently with the Offer, holders of our then outstanding warrants to purchase one share of Nerdy Inc.’s Class A Common Stock at a price of $11.50 per share issued in connection with a private placement (the “Private Placement Warrant(s)”) and warrants to purchase one unit of Nerdy LLC (the “OpCo Unit(s)”) at an exercise price of $11.50 (the exercise of which would also result in the issuance of one corresponding share of Class B common stock, par value $0.0001 per share (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”)) (the “OpCo Warrant(s)”) agreed to amend the warrant agreement with respect to certain terms of the Private Placement Warrants and OpCo Warrants (the “Private Placement Warrant Amendment”, together with the Public and FPA Warrant Amendment, the “Warrant Amendment”). The Warrant Amendment, among other provisions, required that upon the closing of the Offer that (a) each Private Placement Warrant be automatically exchanged into shares of Class A Common Stock and (b) each OpCo Warrant that is outstanding be automatically exercised on a cashless basis into OpCo Units with an equivalent number of shares of Class B Common Stock, in each case, at the same ratio as the Public Offer exchange rate (the “Private Warrant Transaction”, together with the Public and FPA Warrant Exchange, the “Warrant Transactions”). As a result of the Private Warrant Transaction, 5,281 thousand Private Placement Warrants were exchanged or exercised on a cashless basis for 1,314 thousand shares of the Company’s Class A Common Stock, with a nominal cash settlement in lieu of fractional shares and 2,052 thousand OpCo Warrants were exchanged or exercised on a cashless basis for 513 thousand OpCo Units (with an equivalent number of shares of Class B Common Stock), with a nominal cash settlement in lieu of fractional shares. No Private Placement Warrants and OpCo Warrants remain outstanding after the Private Warrant Transaction.
The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).”
Earnout Transaction
Concurrently with the Offer, holders of our then outstanding shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that were subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock were not met within five years of the reverse recapitalization (assuming there was no change in control event) (the “Earnout(s)”) agreed to forfeit (and thus surrender for cancellation) 60% of the Earnouts they held and agreed that the remaining 40% of the Earnouts will no longer be subject to potential forfeiture and will be either regular shares of Class A Common Stock or regular OpCo Units (with an equivalent number of regular shares of Class B Common Stock) (the “Earnout Transaction”). As a result of the Earnout Transaction, 2,764 thousand shares of Class A Common Stock and 2,015 thousand OpCo Units (with an equivalent number of shares of Class B Common Stock) were cancelled and 1,842 thousand shares of Class A Common Stock and 1,343 thousand OpCo Units (with an equivalent number of shares of Class B Common Stock) remain outstanding after the Earnout Transaction and are no longer subject to forfeiture. The 36 thousand Earnouts held by the Company are now regular shares of Class A Common Stock and are no longer subject to forfeiture.
The collective net effect of the Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction resulted in a net increase of 37 thousand shares of our Common Stock, or less than 0.1%, in the amount of our Common Stock outstanding at the closing of these transactions.
KEY OPERATING METRICS
We monitor the following key operating metrics to evaluate the growth of our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
During the second quarter of 2023, we completed the transition from our Package model to Learning Memberships within our Consumer business for all new customers. As a result of this transition, we are presenting Active Members (as defined below) as a key operating metric.
“Active Member(s)” is defined as the number of Learners with an active paid Learning Membership as of the date presented. Variations in the number of Active Members are due to changes in demand for our solutions, seasonality, testing schedules, the extension of Learning Memberships to additional Consumer audiences, and the launch of new membership options. As a result, we believe Active Members is a key indicator of our ability to attract, engage, and retain Learners. Active Members exclude EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”), as well as our Institutional business.

Active Members in thousands	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Active Members	39.5	31.0	32.9	20.2	11.3

“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. Active Experts also includes our Institutional business, but excludes First Tutors UK. The following table summarizes Active Experts for the periods presented.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
Active Experts in thousands	2023	2022	%	2023	2022	%
Active Experts	9.0	10.7	(16)%	14.1	18.2	(23)%

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
dollars in thousands	2023	%	2022	%	2023	%	2022	%
Revenue	$40,296	100%	$31,752	100%	$138,315	100%	$120,863	100%
Cost of revenue	11,108	28%	9,835	31%	41,138	30%	37,418	31%
Gross Profit	29,188	72%	21,917	69%	97,177	70%	83,445	69%
Sales and marketing expenses	19,233	47%	16,195	51%	49,652	36%	57,152	47%
General and administrative expenses	35,508	88%	33,409	105%	94,921	68%	96,669	80%
Operating Loss	(25,553)	(63)%	(27,687)	(87)%	(47,396)	(34)%	(70,376)	(58)%
Unrealized (gain) loss on derivatives, net	(4,099)	(10)%	4,521	15%	13,385	10%	(21,773)	(18)%
Interest income	(844)	(2)%	(7)	—%	(2,460)	(2)%	(19)	—%
Other (income) expense, net	(5)	—%	75	—%	11	—%	149	—%
Loss before Income Taxes	(20,605)	(51)%	(32,276)	(102)%	(58,332)	(42)%	(48,733)	(40)%
Income tax expense	21	—%	22	—%	97	—%	35	—%
Net Loss	(20,626)	(51)%	(32,298)	(102)%	(58,429)	(42)%	(48,768)	(40)%
Net loss attributable to noncontrolling interests	(8,336)	(21)%	(13,782)	(44)%	(23,910)	(17)%	(22,102)	(18)%
Net Loss Attributable to Class A Common Stockholders	$(12,290)	(31)%	$(18,516)	(58)%	$(34,519)	(25)%	$(26,666)	(22)%
Revenue
Revenue growth in both current year periods was driven by the completion of our evolution towards ‘always on’ recurring revenue products, strong adoption of Learning Memberships during the back-to-school season, and lifetime value expansion in our Consumer business coupled with the continued scaling of our Institutional business.
The following table presents our revenue by business category for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
dollars in thousands	2023	%	2022	%	2023	%	2022	%
Consumer	$34,494	85%	$29,087	92%	$115,125	83%	$103,640	86%
Institutional	5,580	14%	2,393	7%	22,474	16%	14,693	12%
Other (a)	222	1%	272	1%	716	1%	2,530	2%
Revenue	$40,296	100%	$31,752	100%	$138,315	100%	$120,863	100%
(a)Other consists of First Tutors UK and other services.
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
dollars in thousands; favorable/(unfavorable)	2023	2022	$	%	2023	2022	$	%
Revenue	$40,296	$31,752	$8,544	27%	$138,315	$120,863	$17,452	14%
Cost of revenue	11,108	9,835	(1,273)	(13)%	41,138	37,418	(3,720)	(10)%
Gross Profit	$29,188	$21,917	$7,271	33%	$97,177	$83,445	$13,732	16%
% Margin	72%	69%			70%	69%
For the three months ended September 30, 2023, cost of revenue increased due to higher expert costs of $1,213 thousand. For the nine months ended September 30, 2023, cost of revenue increased due to higher expert costs of $3,402 thousand. These higher expert costs in both current year periods primarily related to higher tutoring volumes in both our Consumer and Institutional business.
Gross profit for the three months ended September 30, 2023 of $29,188 thousand increased by $7,271 thousand, or 33%, compared to the same period in 2022. Gross margin of 72% for the three months ended September 30, 2023 was 340 basis points higher than gross margin of 69% for the three months ended September 30, 2022. Gross profit for the nine months ended September 30, 2023 of $97,177 thousand increased by $13,732 thousand, or 16%, compared to the same period in 2022. Gross margin of 70% for the nine months ended September 30, 2023 was 122 basis points higher than gross margin of 69% for the nine months ended September 30, 2022. These increases in both current year periods were driven by growth in our Consumer business as a result of the strong adoption of Learning Memberships, which has led to lifetime value expansion and higher gross margin.
Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
dollars in thousands; (favorable)/unfavorable	2023	2022	$	%	2023	2022	$	%
Sales and marketing expenses	$19,233	$16,195	$3,038	19%	$49,652	$57,152	$(7,500)	(13)%
General and administrative expenses	35,508	33,409	2,099	6%	94,921	96,669	(1,748)	(2)%
Total operating expenses	$54,741	$49,604	$5,137	10%	$144,573	$153,821	$(9,248)	(6)%
Sales and Marketing
Sales and marketing expenses for the three months ended September 30, 2023 and 2022 included stock-based compensation of $695 thousand and $1,085 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses increased $3,428 thousand, or 23%. Additionally, excluding these impacts in both periods, sales and marketing expenses for the three months ended September 30, 2023 were 46% of revenue compared to 48% of revenue during the same period in 2022, a 158 basis point improvement year-over-year.
Sales and marketing expenses for the nine months ended September 30, 2023 and 2022 included stock-based compensation of $2,224 thousand and $3,130 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses decreased $6,594 thousand, or 12%. Additionally, excluding these impacts in both periods, sales and marketing expenses for the nine months ended September 30, 2023 were 34% of revenue compared to 45% of revenue during the same period in 2022, a 1,041 basis point improvement year-over-year.
We were able to deliver sales and marketing spend efficiency improvements, driven by the transition to Learning Memberships and substantial Varsity Tutors for School revenue growth. Our more efficient operating model in our Consumer business and the continued scaling of our Institutional business continue to lead to sales and marketing efficiency improvements as the business delivers revenue growth.
General and Administrative
General and administrative expenses for the three months ended September 30, 2023 included non-cash stock based compensation, costs related to the Warrant Transactions and Earnout Transaction, restructuring costs, and a provision for legal settlement of $10,927 thousand, $1,940 thousand, $841 thousand, and $1,250 thousand, respectively. General and administrative expenses for the three months ended September 30, 2022 included non-cash stock based compensation of $11,073 thousand. Excluding these impacts in both periods, general and administrative expenses decreased $1,786 thousand, or 8%. Additionally, excluding these impacts in both periods, general and administrative expenses for the three months ended September 30, 2023 were 51% of revenue compared to 70% of revenue during the same period in 2022, a 1,935 basis point improvement year-over-year.
General and administrative expenses for the nine months ended September 30, 2023 included non-cash stock based compensation, costs related to the Warrant Transactions and Earnout Transaction, and restructuring costs of $30,578 thousand, $1,940 thousand, $841 thousand, and $1,250 thousand, respectively. General and administrative expenses for the nine months ended September 30, 2022 included non-cash stock based compensation of $32,372 thousand. Excluding these impacts in both periods, general and administrative expenses decreased $3,985 thousand, or 6%. Additionally, excluding these impacts in both periods, general and administrative expenses for the nine months ended September 30, 2023 were 44% of revenue compared to 53% of revenue during the same period in 2022, a 959 basis point improvement year-over-year.

Our investments in product development and our platform-oriented approach to growth have allowed us to launch a suite of ‘always on’ subscription products including Learning Memberships for consumers, and our District, Teacher, and Parent Assigned offerings for Institutional customers. Subscription and access-based offerings simplify the operating model needed to support customers and grow the business. Combined with our ongoing automation efforts involving self-service capabilities, the application of artificial intelligence, and other efficiency efforts, we have been able to generate operating efficiencies and remove significant costs from the business. We believe we will be able to further simplify our operating model and remove additional costs from the business while growing revenue and Active Members in future periods.
Unrealized (Gain) Loss on Derivatives, Net
During the three and nine months ended September 30, 2023, we recognized a net (gain) loss of $(4,099) thousand and $13,385 thousand, respectively, related to non-cash mark-to-market adjustments on our Warrants and Earnouts contracts to non-employees.
Of the net gain recognized in the three months ended September 30, 2023, $5,010 thousand and $(9,109) thousand related to Warrants and Earnouts, respectively. The net loss recognized in the three months ended September 30, 2023 related to our Warrants was due to a higher average trading price of our Public Warrants after the Offer and prior to the completion of the Warrant Transactions. The net gain recognized in the three months ended September 30, 2023 related to our Earnouts was primarily due to the cancellation of a portion of the Earnouts in connection with the Earnout Transaction.
Of the net loss recognized in the nine months ended September 30, 2023, $11,091 thousand and $2,294 thousand related to Warrants and Earnouts, respectively. The net loss recognized in the nine months ended September 30, 2023 related to our Warrants was due to a higher average trading price of our Public Warrants during the period, including in the period after the Offer and prior to the completion of the Warrant Transactions. The net loss recognized in the nine months ended September 30, 2023 related to our Earnouts was primarily due to a higher average trading price of our Class A common stock during the period, partially offset by the cancellation of a portion of the Earnouts in connection with the Earnout Transaction.
During the three and nine months ended September 30, 2022, we recognized a net loss (gain) of $4,521 thousand and $(21,773) thousand, respectively, related to non-cash mark-to-market adjustments on our Warrants and Earnouts.
Of the net loss recognized in the three months ended September 30, 2022, $1,883 thousand and $2,638 thousand related to Warrants and Earnouts, respectively. The net loss recognized in the three months ended September 30, 2022 related to our Warrants was due to a higher average trading price of our Public Warrants during the period. The net gain recognized in the three months ended September 30, 2022 related to our Earnouts was primarily due to a higher implied volatility from our Public Warrants during the period.
Of the net gain recognized in the nine months ended September 30, 2023, $9,561 thousand and $12,212 thousand related to Warrants and Earnouts, respectively. The net gain recognized in the nine months ended September 30, 2023 related to our Warrants was due to a lower average trading price of our Public Warrants during the period. The net loss recognized in the nine months ended September 30, 2023 related to our Earnouts was primarily due to a lower average trading price of our Class A Common Stock during the period.
At September 30, 2023, no Warrants and Earnouts were outstanding. For additional information on our previously outstanding Warrants and Earnouts, see “The Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction” section discussed above, as well as Notes 1, 11, and 12 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
Interest Income
Interest income for the three months ended September 30, 2023 was $844 thousand, an increase from $7 thousand in the same period in 2022. Interest income for the nine months ended September 30, 2023 was $2,460 thousand, an increase from $19 thousand in the same period in 2022. These increases in both current year periods were driven by higher interest income on our cash balances during the current year periods.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents totaling $84,031 thousand and $90,715 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed primarily through capital contributions and debt financings. To the extent we generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand.

Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
As of September 30, 2023, we had no debt obligations. Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. For information on our lease obligations and the amount and timing of future payments, see Note 17 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of our 2022 Annual Report. There have been no material changes to our leasing arrangements previously disclosed in our 2022 Annual Report.
The following table sets forth our cash flows for the periods presented.

	Nine Months Ended September 30,
dollars in thousands	2023	2022
Cash used in:
Operating activities	$(2,515)	$(33,470)
Investing activities	(3,923)	(4,339)
Financing activities	(567)	(863)
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	5	7
Net Decrease in Cash, Cash equivalents, and Restricted Cash	$(7,000)	$(38,665)
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2023 decreased $30,955 thousand compared to the same period in 2022. The improvement in operating cash flow was driven by higher revenues, sales and marketing efficiency gains, business model changes that allowed us to streamline operations through automation and workforce reductions, and diligent cost oversight. Additionally, cash used in operating activities in the current year period was positively impacted by favorable changes in working capital, primarily related to fluctuations in the timing of sales and collections of receivables and the payments of accounts payable and other current liabilities.
Investing Activities
Cash used in investing activities was $3,923 thousand and $4,339 thousand for the nine months ended September 30, 2023 and 2022, respectively. Cash used in investing activities for both periods related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2023 was $567 thousand, which related to transaction costs paid in connection with the Warrant Transactions and Earnout Transaction. Cash used in financing activities for the nine months ended September 30, 2022 was $863 thousand, which primarily related to payments made to legacy Nerdy holders in connection with the reverse recapitalization.
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
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including our expectations with respect to: continued improvements in sales and marketing leverage; the growth of our Institutional business; simplifying our operations model while growing our business; and the sufficiency of our cash to fund future operations. Any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-

looking statements. The words “anticipates,” “approximately,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “seeks,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our financial condition, results of operations, and cash flows may differ materially from those in the forward-looking statements as a result of various factors, including:
•our limited operating history, which makes it difficult to predict our future financial and operating results;
•our history of net losses;
•risks associated with our transition to the Learning Membership model;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our Warrants and Earnouts issued to non-employees are no longer outstanding as a result of the Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction. As such, we are no longer exposed to significant market risk. Our exposure to foreign currency exchange rates and interest rates are immaterial. For additional information regarding our the Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction, refer to “Overview” within Part I, Item 2 of this report and Note 1 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on that evaluation, the Company’s CEO and CFO concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report, which is incorporated herein by reference.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended September 30, 2023.
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

10.1
Amendment No.1 to the Warrant Agreement, dated as of September 26, 2023, by and between Nerdy Inc. and Continental Stock & Transfer Trust Company, as warrant agent (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on September 26, 2023 (File No. 001-39595)).

10.2
Form of Earnout Equity Cancellation and Release Agreement, by and among Nerdy Inc., Nerdy LLC, and each of the holders party thereto (incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed on September 26, 2023 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2023.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2023.

* 32.1	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2023.

101
Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2023 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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

Nerdy Inc.

Date: November 7, 2023	By:	/s/ Jason Pello
Name: Jason Pello
Title: Chief Financial Officer