Form 10-K
period 2023-12-31
Nerdy Inc.
filed 2024-02-27
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-39595
_________________________________________
NERDY INC.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware	98-1499860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8001 Forsyth Blvd., Suite 1050
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No ☒
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $266,865,083.
Indicate the numbers of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class A common stock, par value $0.0001 per share - 107,054,796 shares of common stock as of February 13, 2024
Class B common stock, par value $0.0001 per share - 66,660,020 shares of common stock as of February 13, 2024

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this report.

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
•our history of net losses;
•risks associated with our ability to acquire and retain customers in our Consumer business;
•risks associated with operating and scaling up our Institutional business;
•risks associated with our intellectual property, including claims that we infringe on a third-party’s intellectual property rights;
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
Risks Related to Intellectual Property
•We operate in an industry with extensive intellectual property litigation, and we have been, and may be in the future, subject to claims related to a violation of a third-party’s intellectual property rights. Such claims against us or our important vendors and suppliers, even where meritless, can be costly to defend and may hurt our business, results of operations, and financial condition; and
•Failure to adequately protect our intellectual property and other proprietary rights could adversely affect our business, results of operations, and financial condition.
Risks Related to Ownership of Class A Common Stock, Our Status as a Public Company, and the Tax Receivable Agreement
•A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of Class A Common Stock to drop significantly, even if our business is performing well;
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
Business Overview
We operate a platform for live online learning. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including one-on-one instruction, small group tutoring, large format classes, tutor chat, essay review, adaptive assessments, and self-study tools. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Our solutions are available directly to Learners (“Consumer(s)”), as well as through education systems (“Institution(s)”). Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our offerings also include Varsity Tutors for Schools, a product suite that leverages our platform capabilities to offer high-dosage tutoring and our online learning solutions to Institutions. We have built a diversified business across multiple audiences, including: K-8, High School, College, Graduate School, and Professional.
Our Two-Sided Network
Nerdy connects Learners of all ages with the Experts they need to advance and develop in-demand skills, pass critical exams and certifications, excel academically, and live up to their potential. Nerdy allows people to learn online in thousands of subjects, when they want, from the convenience of home, school, and any other location at the click of a button.
Learners
We serve a diverse population of audiences across the entire learning life cycle from kindergarten all the way through professional. Learners use our platform for a broad set of purposes:
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
•Expansive Range of Subjects: We are focused on developing breadth and depth in our subject catalog. The thousands of subjects we currently offer our Learners serves their needs across the entire learning lifecycle.
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
•Consistent Opportunities: Consumer demand trends toward recurring, ‘always on’ relationships has also impacted how Experts interact with our platform. As a result of our subscription-based business, Experts have the ability to develop deeper relationships that allow for more consistent revenue-generating opportunities.
•Flexibility: As the modern workforce mindset shifts toward flexibility and choice, our platform empowers Experts to work from wherever, whenever, and however they want, giving them convenience and control over their work schedule.
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
•Secular Digitization of Learning and the Impact of AI: We believe the learning industry is undergoing a rapid digital transformation. Technology, including AI, has lowered the barriers for individuals to access learning opportunities and connect with Experts on a global scale and is removing the inefficiencies of in-person interactions, increasing affordability, extending geographic access, and providing flexibility and convenience through on-demand online models. We leverage both internally developed and externally licensed capabilities related to AI and machine learning, which allows large data sets to be leveraged and understood in a way that can generate substantial insights that drive the personalization of the learning experience. We believe increased digital connectivity between Learners, Experts, and other key stakeholders is substantially improving the user experience and enabling personalized learning at scale.
•Consumerization of Learning: The transition in parents’ and modern Learners’ preferences towards finding, curating, and managing their own learning is reshaping the learning markets and contributing to the digitization of learning. As a result of this shift in consumer behavior, learning providers have emerged that focus on direct-to-consumer models making learning resources, including live learning, available broadly and on-demand. By providing numerous learning formats to help Learners access top Experts across multiple learning formats, our platform empowers both Learners and Experts to have more agency, optimize interactions, and enhance their learning and instructing experience.
•Demand for Long-Term, Consistent Learning: Learners are expressing interest in supplemental learning solutions that support a more consistent use pattern over extended periods of time and a default to recurring, ‘always on’ relationships.
•Learning Loss and Chronic Absenteeism: The National Center for Education Statistics (“NCES”) published what is known as the “Nation's Report Card”. Recent results have shown that fourth and eighth graders have fallen behind in reading and dropped to levels not seen since 1992 and math scores have had the largest ever decline on record. Meanwhile, according to one study, “chronic absenteeism”, which is defined as the percentage of students absent more than 10% of school days, was at 26% in certain states in 2023. This is above pre-pandemic levels of 15% in 2019. The acuity of these problems, combined with the growing broad bipartisan recognition that high-dosage tutoring is a highly effective way to address the issue, is leading to an acceleration in market activity, with multiple states focused on rolling out state-funded, statewide tutoring programs.
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
Our Solution - A Comprehensive Online Learning Destination
To address the large market opportunity, we built Nerdy and our flagship business, Varsity Tutors, to be a leading, multi-format, online learning destination. Our platform-oriented approach to growth allows us to leverage the shared capabilities we have developed - that serve as building blocks that can be modified for different markets and audiences - and allows us to efficiently enter new markets and modify our product offerings to the unique aspects of each group of Learners. In doing so, we’re able to build solutions that improve quality, decrease cost, improve convenience, and meet the needs of Learners by enabling access to high quality live learning, and other powerful learning resources.
Learning Memberships
In 2022, we continued to evolve our product offerings to better meet the needs of Learners by launching Learning Memberships, our ‘all access’ subscription offering that aims to support Learners across academic calendar years, subjects, and learning formats. Learning Memberships include access to one-on-one instruction, small group tutoring, large format classes, tutor chat, essay review, adaptive assessments, and self-study tools. Learning Memberships are for Learners of all ages, ranging from kindergarten to college and professional Learners, and can be used in any subject, at any time. Memberships are helping transform our relationship with customers into one that is recurring in nature and spans subjects and learning formats. The model encourages ongoing consistent learning over longer periods of time, which is leading to significant improvements in customer engagement and lifetime value.
In 2023, we introduced a significantly upgraded and enhanced Learning Membership digital experience. The updates are aimed at enriching the experience, encouraging achievement, reinforcing personal accountability to learning, and improving the discoverability of learning formats and subjects. From many years of experience, we believe that when customers engage more deeply with our products, including across multiple learning formats, multiple subjects, or multiple students per household, it is highly predictive of stronger long-term retention and higher lifetime value of those customers. These upgrades of the digital experience for Learners are in service of that ultimate outcome and are aimed at increasing engagement across each of those vectors. The new Learning Membership experience includes:
My Learning Hub
The new My Learning Hub transforms the way members engage with our platform, making engaging and discovery with our platform more intuitive and user-friendly. The My Learning Hub serves as the new home page and central destination for

Learning Members, allowing members to effortlessly access their upcoming live tutoring schedule, easily track their past learning interactions in a subject, and track progress and achievement toward learning goals. The My Learning Hub enables easier discovery of new subjects, and will encourage users to explore additional areas of interest through personalized AI-generated learning recommendations that predict and suggest the next product interaction across learning formats and subjects that are most likely to drive engagement and customer value. My Learning Hub also brings together all of the key account management information and resources into a simple user experience that provides easy self-service management tools to better meet the changing needs of Learning Members and, at the same time, drive operating efficiency.
Subject Portals
Our new Subject Portals enable Learners to easily find all the different ways they can learn a given subject. We know our typical Learner prefers to learn a given subject in multiple different ways and this new experience honors that with improved discoverability. With the new Subject Portal experience updates, we aim to increase the number of learning formats Learners leverage on our platform in each subject, thereby driving increases in engagement and frequency of use and improving the value received by Learners.
AI Content Generation
With AI Content Generation, we used generative AI to generate lesson plans, including problems, answers, and explanations. In addition, the AI Lesson Plan Generator is embedded in the user interface in the Live Learning Platform itself as a dynamic and editable pane that is present during the live video-based tutoring sessions. Experts can use the Lesson plan ‘as is’, or edit it to the needs of the Learner on the fly to further enhance and personalize the content in real time to the needs of the Learner. We believe the expansion of AI generated content and practice resources will lead to more frequent engagement in between tutoring sessions and a more personalized and specific experience tailored to the concepts and skills where the Learner needs the most support.
AI Tutor Chat
AI Tutor Chat enables Learners to receive help from an AI tutor. Learners are able to get help faster and learn in the way that best suits their needs and objectives at that moment. AI Tutor is able to provide a high level of customer satisfaction across a broad array of subjects, which we believe will lead to increased engagement on the platform.
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
In 2022, as part of our ‘always on’ vision, we built two access and subscription-based products, Teacher Assigned and On Demand, for our Institutional business that were oriented toward providing district-wide solutions that could be deployed across entire student and teacher populations, significantly widening the impact we can have with our school district partners.
In 2023, we made significant platform enhancements that have enabled us to further shift our Institutional business to one that is access and subscription-based, and that provides more value to our Institutional customers. The Varsity Tutors for Schools platform now comes with access to powerful academic resources and tools, and the ability to choose between three simple models for high-dosage tutoring administration. The breadth of the resources included in the platform allows us to serve a much broader set of needs for our Institutional partners and greatly expands the number of students we can impact within school districts.
We also made significant improvements to our high-dosage tutoring product by providing more flexible implementation models and pricing options that enable school districts to more easily implement large-scale, high-dosage tutoring to a broader base of students. Our Teacher Assigned product was our first ‘always on’ subscription based offering for districts that enabled teachers to provide high-dosage tutoring to students in the classroom based upon their unique insights and knowledge of what was occurring. We’ve seen strong engagement with Teacher Assigned districts and growing excitement in the market for this solution. The insights garnered from Teacher Assigned, combined with learnings from our new subscription-based Consumer model, led to us introducing two new access-based subscription products in 2023, District Assigned and Parent Assigned.
These new products provide Varsity Tutors for Schools with a comprehensive product portfolio capable of meeting the high-dosage tutoring needs of school districts by providing the flexible implementation models that meet the common use cases districts encounter, allowing them to better serve students and their community. School district leaders know the specific needs of their students, teachers, and communities best and now our multiple high-dosage tutoring models make it easier for them to implement a solution seamlessly and aligned with the unique needs of their district. With Varsity Tutors for Schools, you can now choose to administer tutoring centrally at the school district level, empower teachers to manage tutoring, or provide parents with Learning Memberships and oversee tutoring outside of schools for their own students.
•District Assigned: Offers a suite of features that helps school staff deliver personalized tutoring to targeted groups of students with a focus on bridging learning gaps. Using District Assigned, school administrators can manage tutoring programs centrally, identify the school division staff that is best suited to request tutoring, and define academic focus areas for student learning.
•Teacher Assigned: When students start to fall behind in class, Teacher Assigned tutoring empowers the educators who know them best to schedule face-to-face personalized instruction from high quality consistent tutors. Teachers get an extra set of hands per student while every student receives the individualized support they need to close learning gaps and return to class more confident and engaged.
•Parent Assigned: Empowering parents to be advocates for their child’s learning can help them take an active role in their student’s educational experience. Our parent program enables school district parents to request tutoring for their students and schedule sessions at home with access to Learning Memberships. Parents can also register their students for our live classes, leverage our recorded content to help students with homework, and use our adaptive assessments to understand their student’s learning gaps and progress.
As part of our partnerships with Institutions, we provide them access to the Varsity Tutors for Schools platform. Our comprehensive platform access includes: 24/7 chat-based tutoring, essay review & coaching, live enrichment classes, SAT and ACT test prep classes, StarCourses, self-study tools, college & career readiness resources, adaptive assessments, and recorded enrichment classes.
We believe the simplification and evolution of our product suite that positions Varsity Tutors for Schools as the product, with access to powerful academic tools and resources included that is supported by three flexible models for administering high-dosage tutoring, better positions us to attract new Institutional customers to the offering while also building deeper and larger relationships with existing ones.
Our Technology Platform
Our Consumer and Institutional models are driven by a scalable technology platform that is engineered for learning. We consistently invest in improving our capabilities and technology architecture, as well as in developing new solutions that can be leveraged across new markets and audiences. Importantly, the investments we make to support a learning solution for one audience can be scaled to apply to new audiences, resulting in returns that are multiples of our initial investment. There are specific groupings of core competencies, or layers, of our platform that we believe to be particularly differentiated and powerful. We collectively call them AI for HI®, short for Artificial Intelligence for Human Interaction.
The latest AI advancements are allowing us to rapidly develop transformative experiences involving the real-time generation of content with near zero costs and improving our ability to deliver live human interaction and personalized learning at scale. With the use of generative AI for content creation, we have been able to rapidly expand Subject Portals to our top 200 most in-demand subjects, and have simultaneously expanded the amount of learning resource content available within each Subject Portal. Additionally, we also rolled out AI Lesson Plan Generator and AI Tutor Chat to enhance the user experience and drive increased engagement on the platform.
Looking ahead, we will continue to deploy new capabilities and products. We expect to see improvements in retention over time as we deliver new products, improve customer and tutor management tools, and drive improved engagement.
Our Growth Strategy
We have multiple growth vectors that we believe will enable us to further scale our platform by attracting and retaining more Learners and Experts through deeper and more meaningful relationships.
As a leading provider of live, online learning and one of the largest platforms for live, online learning in the U.S., we attract and help Learners across multiple audience segments and subjects. We are continually investing in broadening our existing catalog of subjects for audiences across the learning lifecycle, including live instruction solutions, as well as proprietary content used for adaptive assessments and self-study. We consistently invest in improving our capabilities, technology architecture, and developing new solutions that can be leveraged across new markets and audiences. We believe that as our range of subjects offered and audiences served through the platform grows across learning categories, our market presence and brand recognition will expand, driving more Learners and Experts to our platform.

Direct-to-Consumer Audience
Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats. We are focused on further penetrating our core audiences and continuing to improve the product and customer experience in order to further expand our appeal among our direct-to-consumer audience. As shown through our development of Learning Memberships, we are constantly exploring new methods of learning that will allow us to broaden our appeal to more Learners. We have seen strong demand and increasing engagement as we continue to evolve our services and products toward ‘always on’recurring relationships with Learners that better serve our multiple direct-to-consumer audiences.
Institutional Audience
The education system in the U.S. is under tremendous stress, creating an environment with immense opportunity for transformation. While COVID-19 accelerated and amplified some of the acute challenges that existed before the pandemic, adding incremental headwinds in the process, it also created an environment where new solutions to these challenges are not only welcome, but actively being pursued. And with recent advancements in technology, like the learning solutions Nerdy offers, transforming the way people learn has never been more possible. We believe school administrators and educators are rethinking how they can deliver the best outcomes for students, looking for new solutions beyond the traditional approach, which historically solved learning demands only with internal and in-person resources. Educators and students now have the opportunity to embrace not only the wealth of digital content options available, but also the increasingly flexible and personalized learning experiences that drive student outcomes. Our Learning Platform as a Service offering leverages the technology infrastructure and product capabilities originally developed for our Consumer business, providing a single comprehensive software platform that allows Institutions to roster entire student bases and deploy solutions for different segments of students. The offerings can be deployed across large populations in a scalable manner to meet the needs of specific populations. With the strategic investments we are making to adapt our platform for Institutions and school districts, we are well-positioned to be the learning solution of choice. Our unique and scalable platform leverages millions of data points to deliver live, personalized learning, offering administrators and school officials a critical solution as they lead the next generation of Learners.
Product Innovation and Adaptation Supporting Changing Needs of our Audiences
We build new products and technology capabilities that will enable us to better meet Learner and Expert needs in the future, support innovation, and help drive continued growth while further strengthening our competitive moat. As we gain further scale, our ability to leverage data to infuse more personalization throughout the experience compounds. This leads to improved retention, monetization, and organically driven growth of new Learners and Experts using the platform. It also allows us to more effectively enter new markets and serve new audiences. We continue to evolve and enhance our product experience to build relevance and find solutions to unmet needs across all of our audiences, which opens up new avenues for growth and lifetime value expansion, and otherwise accelerates our product roadmap.
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
The offline market for live learning, both one-on-one instruction and small group tutoring, is large and fragmented. We compete for time and attention with many small and local businesses, small proprietorships, and larger national companies, including franchises. While we believe our online technology-driven solution offers significant benefits when compared to these offline options, we compete with them to attract Learners, Institutions, and Experts to our platform.
While we believe we are one of the few companies that offers a comprehensive destination for live learning online, we do compete with other direct-to-consumer and institutional solutions. Consumers have a variety of choices in terms of competitive options, and some of these competitors are well capitalized. We compete against a variety of tutor and class marketplaces and directories and also against companies that offer asynchronous and self-study products. We believe that consumer awareness is one of the primary barriers to the adoption of our online solution. While we have scaled to hundreds of thousands of users, many people and Institutions in the U.S. are not aware of the online solutions we offer. Many still believe they need to drive to a brick-and-mortar location, often during rush hour traffic, to find supplemental learning assistance. We will continue to drive consumer awareness of the value and availability of our platform.
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
Human Capital
We are a remote-first company, which means that working remotely is the primary option for our employees. Much like online learning affords Learners the ability to find the best Experts for their needs irrespective of location, we believe a remote-first orientation enables us to access a significantly larger talent pool from which to hire, which can serve as a long-term competitive advantage. As of February 13, 2024, we had approximately five hundred full and part-time employees, none of whom are covered under a collective bargaining agreement. Additionally, we have agreements with approximately four hundred globally-sourced, independent contractors, which are primarily used in customer support, tutor operations, and engineering roles.
Talent Acquisition, Development, Engagement, and Retention
We believe that our employees are our greatest asset and place a premium on the importance of their retention, growth, and development. We offer competitive compensation, including salary and equity, and benefits packages to meet the needs of employees where we operate. All employees are offered training and development opportunities, including free classes and tutoring on our Live Learning Platform (for which they provide feedback on their experience with the platform, which helps us improve the platform).
Diversity and Inclusion
We have a diverse talent pipeline that allows us to model our leadership principles, foster innovation, build high performing teams, and deliver results. We firmly believe that a diverse workforce enables stronger company performance, enhances culture, and better positions us to serve the varied needs of our customers. We aspire to and promote a welcoming, inclusive culture that values all people - regardless of sex, gender, race, color, religion, national origin, age, disability, veteran status, sexual orientation, gender expression, or experiences - through recruiting outreach and internal connection. We are committed to being an organization that is as diverse as the audiences we serve. As of February 13, 2024, approximately 64% of employees were women and approximately 22% of employees were racially and ethnically diverse.
Regulatory and Administrative Investigations, Audits, and Inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, and inquiries conducted by governmental agencies concerning the classification and compensation of Experts, data security, tax issues, unemployment insurance, workers’ compensation insurance, business practices, and other matters. Results of investigations, audits, inquiries, and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, reputational risks, and the diversion of management resources and other factors. For additional information regarding the impact of regulatory and administrative investigations, audits, and inquiries on our business and financial results, see “Risk Factors” in Part I, Item 1A of this report.

Government Regulation
There are a variety of regulations that apply to how we operate our business, including, for example, regulations related to marketing efforts (such as the CAN-SPAM Act of 2003, the Telephone Consumer Protection Act of 1991 (“TCPA”), Federal Trade Commission (the “FTC”) guidelines related to communications with consumers, the Children’s Online Privacy Protection Act (“COPPA”), the Family Educational Rights and Privacy Act (“FERPA”), among others); regulations related to data privacy of consumers (such as the California Consumer Privacy Act (“CCPA”), the Student Online Personal Protection Act (“SOPPA”) among others) and how we process such information (such as the CCPA and other similar legislation that is or may be enacted (including the California Privacy Rights and Enforcement Act of 2020 (“CPRA”)), as well as data security and data breaches; regulations related to background checks as regulated by the Fair Credit Reporting Act (“FCRA”) and similar state laws and new hire reporting (for employees and independent contractors depending on the state) and other federal, state, local, and foreign laws of general applicability to employers, direct-to-consumer companies, and companies in general (these laws, regulations, and standards govern issues such as worker classification, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, personal injury, text messaging, subscription services, intellectual property, consumer protection and warnings, marketing, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application and website accessibility, money transmittal, and background checks).
There have been statutory changes and resulting ballot initiatives regarding independent contractor status that demonstrate certain sentiments among certain legislatures and the public (both favorable and unfavorable). There are also ongoing proposals as it relates to the classification of independent contractors in various states and cities, and there is potential for federal legislation regarding test(s) to determine whether independent contractors are properly classified by their putative employers. It is not possible to predict whether or when such legislative or judicial changes could or would be adopted or implemented, and there are certain proposals that, if adopted, could harm our business through a decrease in the number of Experts available through our platform or through a change to our unit level economics (in the event Experts are deemed to be employees). We may also run the risk of retroactive applications of new laws to our business model that could result in liability or losses. The Department of Labor published a final rule on independent contractor classification on January 10, 2024. The new rule, if it survives legal challenges and is implemented, changes the legal test used for classification of independent contractors under the Fair Labor Standards Act. We currently do not expect this rule making will impact the classification of our Experts as independent contractors.
We are also subject to data privacy and data security laws related to the personal information we collect from Learners and Experts. It is not possible to predict whether or when such legislation may be adopted in additional jurisdictions, and certain proposals, if adopted, could harm our business through a decrease in consumer registrations and revenue, or through a change in marketing strategies; however, a federal data privacy and security standard, which is also a possibility, may provide substantial clarity and benefits for businesses that collect and maintain such data.
These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.
As stated above, we remain subject to a variety of laws and regulations. We monitor changes to applicable regulations and design our policies and practices to comply with the existing interpretations or applications of such applicable state and federal regulations. There is also a possibility of retroactive application of new laws to the business.
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
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the U.S. and other countries to the extent it is determined to be appropriate and cost-effective. As of February 13, 2024, we have several registered and pending trademarks in the U.S. and foreign jurisdictions. Additionally, we have common law rights in some trademarks in the U.S. and foreign jurisdictions, as well as many registered copyrights in the U.S. We also have numerous registered domain names for websites that are used in the business, such as

www.nerdy.com, the businesses of the subsidiary entities, such as www.varsitytutors.com, and other businesses and their respective variations.
We continue to evaluate and act upon additional intellectual property protections to the extent we believe it would be beneficial and cost-effective to do so. Despite efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see “Risk Factors” in Item 1A of this report.
Available Information
We make available, free of charge, through our website (www.nerdy.com) reports we file with, or furnish to, the U.S. Securities and Exchange Commission (the “SEC”), including our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains an internet site containing these reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. All of these documents also are available to stockholders at no charge upon request sent to our corporate secretary (8001 Forsyth Blvd., Suite 1050, St. Louis, Missouri 63105, Telephone: 314-412-1227). The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file with the SEC.
Information about our Executive Officers
The section below provides information regarding our executive officers as of February 13, 2024:
Charles Cohn, age 38, is our Founder, Chairman, President, and Chief Executive Officer. Mr. Cohn founded the Company in 2007. Mr. Cohn previously worked in energy & power investment banking at Wells Fargo Securities and venture capital at Ascension Ventures, which he then left to focus on growing Nerdy full-time at the end of 2011. He serves on the national council board of the entrepreneurship program at Washington University in St. Louis. Mr. Cohn has a BSBA in Finance and Entrepreneurship from Washington University in St. Louis.
Jason Pello, age 44, has served as our Chief Financial Officer since October 2020. Previously, Mr. Pello served as our Vice President, Finance and Accounting from September 2019 until October 2020. Prior to joining Nerdy, Mr. Pello served as Vice President, Corporate Finance at Save-A-Lot, a grocery chain owned by private equity from December 2017 until September 2019. Prior to that role, Mr. Pello served as Vice President, Internal Audit from November 2015 through November 2017, and Interim Vice President of Financial Planning & Analysis from October 2016 through November 2017, at Caleres (formerly Brown Shoe Company), a publicly traded shoe retailer. Mr. Pello holds a Bachelor’s and Master’s degree in Accounting from the University of Missouri-Columbia and is a registered CPA in Missouri (inactive).
Chris Swenson, age 52, has served as our Chief Legal Officer and Corporate Secretary since August 2019, having started Nerdy’s legal department in May 2015 as its Vice President and General Counsel. Prior to joining Nerdy, Mr. Swenson was a partner at the national law firm of Polsinelli PC, and began serving as Nerdy’s outside counsel in 2008, shortly after it was founded. Mr. Swenson received a BSBA with distinction and a BA from Washington University in St. Louis, as well as his law degree from the University of Missouri-Kansas City.

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
Our ability to fully integrate these new services into our platform or achieve satisfactory financial results from them is unproven. Because we have a limited operating history and the market for our services, including newly built products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our most recent offerings. If the markets for a direct-to-consumer or an institutional, online learning platform do not develop as we expect or if we fail to address the needs of these markets, our business may be harmed. Some of our offerings have only been meaningfully integrated into our broader platform over the past year and thus have a limited operating history.
You should consider our business and prospects in light of the risks, expenses, and difficulties typically encountered by companies in their early stage of development, including, but not limited to, our ability to successfully:
•execute on our relatively new, evolving, and unproven business model, including our shift to offering Learning Memberships and our introduction of expanded Varsity Tutors for Schools offerings;
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
•ensure our platform remains secure and protects the information of Learners, Experts, and other users, including Institutional customers;
•build and pursue a profitable business model and pricing strategy;
•compete with companies that offer similar services or products;
•expand into adjacent markets;
•navigate the ongoing evolution and uncertain application of regulatory requirements to our business; and
•continue our expansion into new geographic markets, including markets outside the U.S.
We have encountered and will continue to encounter these risks and if we do not manage them successfully, our business, financial condition, results of operations, and prospects may be materially and adversely affected.
We have incurred significant net losses since our formation, and it may be difficult for us to achieve and maintain profitability.
We have experienced significant net losses since our formation in October 2007, and we may continue to experience net losses in the future. Our net losses for the years ended December 31, 2023, 2022, and 2021 were $67,669 thousand, $63,908 thousand, and $30,679 thousand, respectively.

We expect to continue to make investments in the building and expansion of our business and platform and anticipate that our cost of revenue and operating expenses may increase. Additionally, as a public company, we incur significant legal, accounting, and other expenses. We may not succeed in increasing our revenue sufficiently to offset any higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur losses in the future for a number of reasons, including for the reasons set forth as other risks described herein. We may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has grown in recent periods, this growth may not be sustainable and we cannot assure you that we will be able to achieve profitability.
The Company’s operations and performance depend in part on economic conditions, and adverse economic conditions may adversely affect the Company’s business, results of operations, and financial condition.
Adverse macroeconomic conditions, including inflation, slower growth or a recession, tighter credit, higher interest rates, and higher unemployment rates, can adversely impact consumer confidence and spending and may affect institutional funding and spending, and these conditions may adversely affect demand for the services provided on our platform.
A health pandemic could severely affect our business, results of operations, and financial condition due to impacts on Learners and Experts that use the platform, and consumer and institutional spending more broadly, as well as impacts from remote work and remote learning arrangements, actions taken to contain the disease or treat its impact, and the speed and extent of the recovery.
A health pandemic, depending upon its duration and severity, could have a material adverse effect on our business. For example, the COVID-19 pandemic has had numerous effects on the global economy. Governmental authorities around the world implemented measures to reduce the spread of COVID-19, and these measures adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, led to an economic downturn in many of our markets.
To the extent a health pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.
We contract with some individuals and entities classified as independent contractors, not employees, and if federal or state law mandates that they be classified as employees, our business may be adversely impacted.
We engage independent contractors and are subject to the federal laws and regulations, including, but not limited, to the U.S. Internal Revenue Service (the “IRS”) regulations, and applicable state laws and regulations regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable to the nature of the relationship between us and the independent contractors. Further, if legal standards for classification of independent contractors change, whether at the federal or state level, it may be necessary to change our business model or modify our compensation structure for these roles, including by paying additional compensation or reimbursing expenses (or whatever other requirements related to employees, versus independent contractors, are implicated by any such determination(s) or change(s)). The Department of Labor published a final rule on independent contractor classification on January 10, 2024. The new rule changes the legal test used for classification of independent contractors under the Fair Labor Standards Act. While we do not currently expect this rule will impact the classification of our Experts as independent contractors, there is a risk that as this new rule is interpreted it may subject our Experts to reclassification.
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
•managing the growth of our business, including increasing or unforeseen expenses;
•developing and scaling a technology infrastructure to efficiently handle increased utilization by Learners, especially during peak periods;

•claims under laws pertaining to unionizing, collective bargaining, and other concerted activity;
•other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability or agency liability; and
•harm to our reputation and brand.
In 2023, the Company had approximately 17 thousand Active Experts with independent contractor agreements. The Company defines an Active Expert as having instructed one or more sessions in a given period. We engage all of the Experts as independent contractors, and therefore, any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and our ability to attract and retain Experts and employees. We may also choose to cease engaging with Experts who are located in jurisdictions where we may be prohibited or otherwise restricted from engaging Experts as independent contractors, which may adversely affect our business.
Our business depends heavily on the adoption of our offerings by new and existing customers. If we fail to attract new Learners or retain existing Learners, our revenue growth and profitability may be adversely impacted.
The success of our business depends heavily on our ability to attract and retain new and existing Learners for our online learning offerings and resources. The growth of our business also depends on the level of engagement by existing Learners with our platform. The substantial majority of our revenue depends on small transactions made by a widely dispersed population with an inherently high rate of turnover primarily as a result of changing needs. The rate at which we expand our user base of Learners and increase Learner engagement with our platform may decline or fluctuate because of several factors, including:
•our ability to acquire and retain Learners of all age segments;
•our ability to consistently provide Learners with a convenient, high-quality experience;
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
If we do not attract more Learners to our platform and offerings or if Learners do not increase their level of engagement with our platform, our revenue may grow more slowly than expected or decline. In particular, in order to engage new Learners, we need to convince Learners of our ability to provide high-quality learning online that is better than offline and other online alternatives they may have. It may be difficult to overcome any skepticism, and there can be no assurance that online offerings of the kind we develop will ever achieve mass market acceptance.
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
The following factors, many of which are largely outside of our control, may prevent us from successfully driving and maintaining purchase and utilization of our online offerings in a cost-effective manner or at all:
•Negative perceptions about online learning offerings and other non-traditional online services. As a non-traditional form of delivering learning and/or instruction direct-to-consumers over the internet, our online learning offerings may be subject to increased scrutiny by prospective Learners. Online product offerings that we or our competitors offer may not be successful or operate efficiently, and new entrants to the field of online learning also may not perform well. Such underperformance could create the perception that online offerings in general are not an effective way to learn or educate, whether or not our offerings achieve satisfactory performance, which could make it difficult for us to successfully attract prospective Learners. Additionally, telehealth services, and other non-traditional online services are becoming increasingly prevalent. If any of these online products or services fail to perform well, prospective Learners may become reluctant to purchase or consume online offerings for fear that the learning experience may be substandard and begin to look for alternatives to online learning.
•Ineffective marketing efforts. We invest substantial resources in developing and implementing marketing and sales strategies that focus on identifying new Learners and Experts for our platform. If our execution of this strategy proves to be inefficient or unsuccessful in generating a sufficient quantity of high-quality prospective Learners and Experts, our revenue could be adversely affected.
•Changes in search engine methodologies. We depend in part on various search engines to direct prospective Learners to our platform. Our ability to influence the number of prospective Learners directed to our platform is not entirely within our control. As search engines revise their methodologies and incorporate AI into their offerings, these changes could adversely affect our ability to attract prospective Learners to our platform.
•Impact of general economic and social conditions. Purchase and utilization of our offerings may be affected by changes in the U.S. economy and, to a lesser extent, by global economic conditions.
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
Illegal, improper, or otherwise inappropriate activities by Experts and Learners, including the activities of individuals who may have previously engaged with but are not then receiving or providing services offered through our platform, could adversely affect our brand, business, financial condition, and results of operations. These activities may include harassment, sexual misconduct, unauthorized use of credit and debit cards or bank accounts, sharing of Learner accounts, sharing of Experts’ accounts, and other misconduct. While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper, or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Such conduct could expose us to liability or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper, or otherwise inappropriate activities, such as our requirement that Experts undergo third-party background checks as part of the initial contracting process and thereafter, periodic Google/internet checks done in-house, and other related policies, are too restrictive and inadvertently prevent qualified Experts otherwise in good standing from using our offerings, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of qualified Experts on our platform and their utilization of our platform could be negatively impacted. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform, on our competitors’ platforms, or on any online platform, could adversely affect our reputation and brand or public perception of our industry as a whole, which could negatively affect demand for platforms like ours and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition, and results of operations.
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

network access, usage by minors, recorded sessions, taxes, integration with other policies, confidentiality, content, restrictions, arbitration, disclaimer of warranties, limitation of liability, indemnification, third-party beneficiaries, non-solicitation provisions, non-disclosure provisions, non-exclusivity, non-disparagement, governing law/choice of law, jurisdiction, venue, notice requirements, affiliate marketing, other platform activities, contract termination (including early contract termination), authority, installment payments, subscriptions, refunds, minimum billing, redemptions, guarantees, compensation (and adjustments/additions thereto), independent contractor status, insurance, intellectual property rights, and economics of the relationships (noting that some of these items apply solely to Learners, some apply solely to Experts, and some apply to both).
We may incur fines and other losses or negative publicity with respect to these problems. Additionally, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation by the Experts on our platform. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.
Our reputation, brand, and the network effects among Experts and Learners on our platform are important to our success, and if we are not able to maintain and continue developing our reputation, brand, and network effects, our business, financial condition, and results of operations could be adversely affected.
We believe that building a strong reputation and brand as a safe, reliable, and effective platform and continuing to increase the strength of the network effects among Experts and Learners on our platform are critical to our ability to attract and retain qualified Experts and Learners and to market our offerings to Institutions. The successful development of our reputation, brand, and network effects will depend on a number of factors, many of which are outside our control.
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
•litigation regarding or investigations by regulators into our platform or our business;
•Learners’ lack of awareness of, or compliance with, our policies and terms and conditions;
•Experts’ lack of awareness of, or compliance with, our terms and conditions;
•changes to our policies that Learners or others perceive as overly restrictive, unclear, or inconsistent with our values or mission, or that are not clearly articulated;
•changes to our terms and conditions that Experts perceive as overly restrictive, unclear, or inconsistent with our values, or mission, or that are not clearly articulated;
•a failure to enforce our policies or terms and conditions in a manner that Learners, Experts, and other users perceive as effective, fair, and transparent;
•inadequate or unsatisfactory Learner support service experiences;
•illegal or otherwise inappropriate behavior by Experts, management team members, or other employees or contractors;
•negative responses by Experts or Learners or other users to new offerings on our platform;
•political or social policies or activities; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
Additionally, because we are a founder-led company, actions by or unfavorable publicity about Charles Cohn, our Founder, Chairman, President, and Chief Executive Officer, may adversely impact our brand and reputation. If we do not successfully maintain and develop our brand, reputation, and network effects and successfully differentiate our offerings from competitive offerings, our business may not grow, we may not be able to compete effectively, and we could lose existing qualified Experts or existing Learners or fail to attract new qualified Experts, new Learners, or other new users, any of which could adversely affect our business, financial condition, and results of operations.
Attracting new Learners or Institutions for the launch of new offerings is complex and time-consuming. If we pursue unsuccessful offerings, we may forego more profitable offerings and our operating results and growth would be harmed.
The process of identifying new products and services that will be a good fit for our platform is complex and time-consuming. Because of the initial reluctance on the part of some Learners or Institutions to embrace a new method of delivering their learning experience, the process to attract and engage a new Learner or Institution can be lengthy. We invest significant resources in these new offerings and there is no guarantee that we will recoup these costs. In 2023 and beyond, we will be providing access to our platform at no cost for several years for some Institutional customers, and we may not recoup this investment. As a result, we may ultimately be unable to recover the full investment that we make in a new offering or achieve our expected level of profitability for the offering.
Attracting new Experts for our existing online offerings and the launch of new offerings is complex and time-consuming. If we pursue unsuccessful offerings, we may forego more profitable offerings and our operating results and growth would be harmed.
To launch a new offering, we must integrate our platform with the relevant products, content, subject information, Experts with subject knowledge, and other operating model or platform modifications that we use to manage functions for our offerings. This process of launching a new offering is time-consuming and costly and we are primarily responsible for the significant costs of this effort even before we generate any revenue. Additionally, we often need to attract new Experts to provide the new offerings that we launch and we are responsible for the associated costs. We invest significant resources in these new offerings and there is no guarantee that we will recoup these costs.
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
Our continued growth and profitability depends on our ability to successfully scale up our existing and newly launched offerings. As we continue aggressively growing our business, we may require new employees. If we cannot adequately recruit, train, or retain these new employees, we may not be successful in acquiring potential Learners or Institutions for our offerings, which would adversely impact our ability to generate revenue. Additionally, the Learners or Institutions in our offerings could lose confidence in the knowledge and capability of the Experts on the platform. If we cannot quickly and efficiently scale up our technology to handle growing purchases and utilization and new offerings, the Learners’ or Institutions’ experiences with our platform may suffer, which could damage our reputation among Experts, Learners, and Institutions.
Our ability to effectively manage any significant growth of new offerings and increasing purchases and utilization will depend on a number of factors, including our ability to:
•satisfy existing Learners and Institutions in, and attract and engage new Learners or Institutions for, our offerings;
•attract qualified Experts to support expanding offerings and utilization;
•develop and produce new products;
•successfully introduce new features and enhancements and maintain a high level of functionality in our platform; and
•deliver high-quality technical support and customer service to Experts and Learners using our platform.
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
We launched an Institutional strategy with the introduction of Varsity Tutors for Schools in 2021, leveraging our existing platform capabilities to offer online learning solutions to education systems. We have devoted significant resources and management time, including hiring new personnel, in launching our new Institutional program. In 2023 and beyond, we will be providing access to our platform at no cost for several years for some Institutional customers. As a result of these initiatives, we have signed contracts with various education systems. However, there is no guarantee that we will continue to grow this program or that the program will be successful. If we are not successful, we may suffer losses based on the expenses and resources devoted to pursuing this new strategy and our results of operations will suffer.
Contracts with Institutions present unique risks and uncertainties that are not present when selling directly to Learners.
Our Institutional strategy may present several types of risks and uncertainties inherent in contracting with Institutions such as school districts. A portion of our Institutional sales are to partners who resell to government Institutions, such as school districts, while other Institutional sales are made directly. Selling to Institutions such as school districts can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense. Government entities often require contract terms that differ from our standard arrangements and require increased attention to pricing practices and expose us to different regulatory and contractual risks. Many of the contracts that we have entered into with Institutions are school-year contracts subject to annual renewal at the option of the Institution. Any number of factors could cause an Institution to not renew a contract or otherwise affect its willingness to contract with us, including budget cuts, negative publicity (whether or not the reason for such publicity is within our control), and changes in the composition of local school boards or changes in the Institution’s administration. See “Our financial performance depends heavily on Learner retention within our offerings, and factors influencing Learner retention may be out of our control” below. Any termination or non-renewal of a contract with an Institution could have an adverse effect on our results of operations, and a termination or non-renewal caused by our failure to improve the poor academic performance of students enrolled in our programs could adversely affect our ability to secure contracts with other Institutions. Additionally, the approval processes of some Institutions, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance. This means that we, at times, incur substantial costs prior to the formal execution of these agreements by Institutions. Any of these risks related to contracting with Institutions could adversely affect our future sales and results of operations, or make them more difficult to predict.
Our financial performance depends heavily on Learner retention within our offerings, and factors influencing Learner retention may be out of our control.
Once a Learner begins consuming one or more of our learning offerings, we must retain Learners to generate ongoing revenue from that Learner. Our strategy involves offering high-quality support to Learners for a variety of needs in order to drive Learner satisfaction and retention. If we do not help Learners to quickly resolve any learning, technological, or logistical issues they encounter, otherwise provide effective ongoing support to Learners, or deliver the type of high-quality, engaging offerings that Learners expect, they may withdraw from our offerings, which would negatively impact our revenue.
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
Additionally, we will also need to retain the Institutions that we contract with to generate ongoing revenue from those Institutions and such retention could be compromised by the following factors, many of which are largely outside of our control:
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
•Negative publicity. Institutions are particularly sensitive to any actual or perceived integrity issues, Any negative publicity (whether or not within our control) could cause schools or school districts that currently employ our services to satisfy their needs in the future by alternative means.
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
We have experienced rapid growth in a relatively short period of time. Our revenue grew from $103,968 thousand in 2020 to $193,399 thousand in 2023. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure and other resources. Our ability to manage our operations and growth may require us to continue to expand our marketing and sales personnel, technology team, finance, accounting, legal, and administration teams, as well as our infrastructure. We will be required to refine our operational, financial, and management controls and reporting systems and procedures. If we fail to efficiently manage this expansion of our business, our costs and expenses may increase more than we plan and we may not successfully expand our customer base, enhance our platform and technology-enabled services, develop new offerings with new and existing customers, attract a sufficient number of new customers in a cost-effective manner, attract a sufficient number of qualified Experts in a cost-effective manner, satisfy the requirements of our existing customers, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our revenue will continue to grow at the same rate in the future.
Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to:
•effectively recruit, onboard, motivate, and retain new employees, including in software engineering, data science, product, design, marketing, sales, and customer service, while retaining existing employees, maintaining the most important aspects of our corporate culture, and effectively executing our business plan;
•effectively recruit, vet, contract, and curate new independent contractors, while retaining existing independent contractors, maintaining and improving our platform and its curation in connection with effectively executing our business plan;
•continue to improve our operational, financial, and management controls; and
•protect and further develop our strategic assets, including our intellectual property rights.
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
Our business is affected by the general seasonal trends common to education, tutoring, and standardized testing schedules in the markets we serve. We have observed increased traffic during the late summer and early fall months of August and September as Learners seek educational enrichment tools to start the school year. We have also historically observed increased traffic on our platform in advance of standardized tests. Our school-based offerings may also be impacted by the timing of school districts’ funding sources and budget cycles. This seasonality may adversely affect our business and cause our results of operations to fluctuate.
Part of our revenue is based on demand related to certain tests and admissions to certain types of schools, which could face headwinds.
Testing for both professional and standardized exams including the Series Exams, GMAT, LSAT, GRE, MCAT, NCLEX, GMAT, LSAT, SAT, ACT, and numerous other exams were cancelled or had testing center and test administration problems during the COVID-19 pandemic. Additionally, some universities moved to ‘test optional’ admissions that do not require a standardized test score related to one or more of these exams. If this trend becomes pervasive, or if it extends to all standardized testings at all ages and education levels, it could have a negative impact on our business.
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
Our employees located outside of the U.S. and foreign residents accessing our platform and purchasing our offerings expose us to foreign risks.
Operating in international and foreign markets requires significant resources, management attention, and subjects us to regulatory, economic, and political risks that are different from those in the U.S. We have employees employed by locally established entities in Canada and the United Kingdom. Because we have employees in Canada and the United Kingdom, we are subject to the compensation and benefits regulations of those jurisdictions, which differ from compensation and benefits regulations in the U.S. Further, we are required to comply with data privacy regulations of the countries from which we draw applicants or from which our offerings draw Learners to our platform. Failure to comply with these regulations or to adequately adapt to international and foreign markets could harm our ability to successfully operate our business and pursue our business goals.
Experts may access the platform and continue to offer one-on-one and group instruction from any location in which they have access to our platform, even if located outside of the U.S., which exposes us to foreign and international risks.
Experts may access the platform and continue to offer one-on-one and group instruction from any location in which they have access to our platform, even if located outside of the U.S., which exposes us to foreign and international risks. While we primarily operate in the U.S. today, some Experts are located in other jurisdictions, and the products and services on our platform are digitally delivered over the internet and therefore Experts and Learners worldwide may be able to interface with our platform. We cannot be certain that we are in compliance with country-specific laws, including those related to data privacy, consumer protection, labor and employment, among others. Moreover, we may contract with Experts who have provided a U.S. address but may actually be residents of non-US jurisdictions, or an Expert could change geographic locations without our awareness. While we attempt to monitor the location of Experts, and terminate contracts where we are aware that an Expert has moved to a restricted or governmentally prohibited geography, we are subject to risks that could arise when Experts access our platform from new or foreign locations.
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

If our security measures are breached or fail, we could lose Learners, Experts, Institutions, and employees; fail to attract new Learners, Experts, Institutions, and employees; and could be exposed to protracted and costly litigation.
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
Any such incidents could expose us to claims, litigation, regulatory, or other governmental investigations, administrative fines, and potential liability. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners may be unable to anticipate these techniques or implement adequate preventative measures. As AI capabilities improve and are increasingly adopted, we may experience cyberattacks created through AI. If an actual or perceived breach of our or our third-party vendors’ and suppliers’ security occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users. Data security breaches and other cybersecurity incidents may also result from non-technical means, for example, actions by employees, contractors, or vendors. Any compromise of our or our third-party vendors’ and suppliers’ security could result in a violation of applicable security, privacy, or data protection; consumer and other laws; regulatory or other governmental investigations; enforcement actions; and legal and financial exposure, including potential contractual liability, in all cases that may not always be limited to the amounts covered by our insurance. Any such compromise could also result in damage to our brand and a loss of confidence in our security and privacy or data protection measures.
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
Additionally, depending on the nature of the information compromised, in the event of a security breach or other privacy or security related incident, we may also have obligations to notify affected individuals and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, payment of significant fines, or payment of compensation in connection with a class-action settlement (including under foreign and state privacy laws). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises our, our users’, our employees,’ or other confidential or personal information.
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

Our business accepts payments by credit card that are subject to government regulations and other requirements.
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
Our input costs, including costs for Experts, could increase due to factors such as labor shortages, increased compliance costs associated with new or changing government regulations, pandemics, and general inflationary conditions. Accordingly, changes in input costs may limit our ability to maintain existing margins. While we try to manage the impact of increases of certain input costs by increasing the prices of our products and services, we may fail in attempting to effectively execute these price increases. Therefore, the prices charged for our products and services may not reflect changes in our input costs at the time they occur or at all. The negative impacts related to input cost inflation, as well as a potential shortage of Experts, could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows.
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
We use internally developed and third-party developed machine learning and AI technologies in our offerings and business, and we are making investments in expanding our AI capabilities in our platform and in the tools we use internally, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI technologies may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. The intellectual property ownership and license rights, including copyright, surrounding AI technologies have not been fully addressed by courts or national or local laws or regulations in the U.S., and the use or adoption of third-party AI technologies into our platform and processes may result in exposure to claims of copyright infringement or other intellectual property misappropriation. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Learners or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.

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
We use machine learning and AI throughout our business. As the regulatory framework for machine learning technology and AI evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for machine learning technology, AI and automated decision making is evolving. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our platform and the way in which we use AI and machine learning technology. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. Several jurisdictions have enacted or are considering measures related to the use of AI and machine learning in products and services. For example, the proposed EU Artificial Intelligence Act (“EUAIA”) could impose onerous obligations related to the use of AI related systems if passed into law. Such regulations, and others that may be passed in other jurisdictions, may require us to change our business practices for compliance, or else be subject to regulatory action and/or fines.
Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act (“FERPA”) and the Student Online Personal Protection Act (“SOPPA”). State laws and regulations targeting protection of students continue to be proposed and enacted. While we have implemented various measures intended to enable us to comply with these laws focused on students, these measures may not always be effective and do not guarantee compliance. Future changes in these laws and regulations could raise our compliance costs and result in liabilities for us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
There are numerous federal, state, and foreign laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal data and other content (such as the CAN-SPAM Act of 2003, the TCPA, the FCRA, FTC guidelines related to communications with consumers, COPPA, CCPA, CPRA, CPPA, CTDPA, VCDPA, CPA, UCPA, the UK Data Protection Act, the General Data Protection Regulation, among others), the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other laws and regulations. We are also subject to the terms of our privacy policies, and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection and information security to the extent possible. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of personal data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.
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
Risks Related to Intellectual Property
We operate in an industry with extensive intellectual property litigation, and we have been, and may be in the future, subject to claims related to a violation of a third-party’s intellectual property rights. Such claims against us or our important vendors and suppliers, even where meritless, can be costly to defend and may hurt our business, results of operations, and financial condition.
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
•write-downs or write-offs, restructuring, and impairment, or other charges; and
•changes in the prospects of the economy generally, which could alter current or prospective customers’ spending priorities or could increase the time it takes us to launch new offerings.
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
•conditions or trends in our industry;

•changes as a result of macroeconomic events;
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
•recruitment or departure of key personnel, including Charles Cohn, our Founder, Chairman, President, and Chief Executive Officer;
•sales of Class A Common Stock, including sales by our directors and officers or specific stockholders
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; and
•the volume of shares of Class A Common Stock available for public sale.
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
We are an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, our Class A Common Stock may be less attractive to investors.
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
You should not rely on an investment in the Class A Common Stock to provide dividend income. We have not declared or paid cash dividends on the Class A Common Stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Additionally, the terms of any future debt agreements we may enter into are likely to similarly preclude us from paying dividends. As a result, capital appreciation, if any, of the Class A Common Stock will be your sole source of gain for the foreseeable future. Investors should not purchase our Class A Common Stock with the expectation they will receive dividend income.
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
Charles Cohn, our Founder, Chairman, President, and Chief Executive Officer, beneficially owns a significant portion of our Common Stock and has significant influence over us.
Charles Cohn beneficially owns approximately 29.4% of our outstanding Class A Common Stock, assuming conversion of his Class B common stock and all other shares of Class B common stock. Furthermore, so long as Mr. Cohn beneficially owns certain specified percentages of the Class A Common Stock owned by him at the Closing, Mr. Cohn will have rights to nominate up to three directors to our Board of Directors, and will also have consent rights with respect to other parties’ nominees under the Stockholders Agreement. As long as Mr. Cohn owns or controls a significant percentage of outstanding voting power, he will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Mr. Cohn may have interests different from yours. For example, because some of Mr. Cohn’s common stock was obtained at prices below the current trading price of the Class A Common Stock and because Mr. Cohn has held some of his common stock for a longer period, he may be more interested in a transaction involving the sale of our company or Mr. Cohn may want us to pursue strategies that deviate from the interests of other stockholders.
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
We have no material assets other than our interest in Nerdy LLC, which holds, directly or indirectly, all of our business. Nerdy LLC generally is not subject to U.S. federal income tax, but may be subject to certain U.S. state and local and non-U.S. taxes. We are a U.S. corporation subject to U.S. corporate income tax on our allocable share of the income or loss of Nerdy LLC. Further, because our operations and customers are located throughout the U.S., we and Nerdy LLC are subject to various U.S. state and local taxes. U.S. federal, state, local, and non-U.S. tax laws, policies, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us or Nerdy LLC and may have an adverse effect on our business, cash flows, and future profitability.
There can be no assurance that future tax law changes will not (i) increase the rate of the corporate income tax significantly, (ii) impose new limitations on deductions, credits, or other tax benefits or (iii) make other changes that may adversely affect our businesses, financial condition, results of operations, and cash flows. Such changes in U.S. federal income tax laws could adversely affect our or Nerdy LLC’s business, cash flows, and future profitability.
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
If the Tax Receivable Agreement terminates early (at our election or due to other circumstances, including our breach of a material obligation thereunder or upon the election of the TRA Holders in connection with certain changes of control described below), we would be required to make an immediate payment to each TRA Holder equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (determined by applying a discount rate equal to the lesser of (i) 6.5% and (ii) one-year Secured Overnight Financing Rate (“SOFR”) (or a replacement rate, if applicable) plus 150 basis points) and the aggregate amount of such early termination payments is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) we have sufficient income to fully utilize the tax attributes covered by the Tax Receivable Agreement, (ii) net operating losses and credits that are available as of the termination are utilized through the earlier of the scheduled expiration of such losses or credits or the fifth anniversary of the termination, (iii) the applicable tax rates will be those specified by law as in effect as of the termination date, (iv) non-amortizable asset basis is utilized on an accelerated timeline, and (v) any OpCo Units (other than those held by us) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.
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
If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales, and other forms of business combinations and certain changes to the composition of our Board of Directors), then our obligations under the Tax Receivable Agreement would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, and, in such situations, payments under the Tax Receivable Agreement may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of our payment obligations under the Tax Receivable Agreement, holders of our Class A Common Stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, our payment obligations under the Tax Receivable Agreement will not be conditioned upon the TRA Holders having a continued interest in us or Nerdy LLC, and the rights of the TRA Holders (including the right to receive payments) under the Tax Receivable Agreement are generally transferable by the TRA Holders as long as the transferee of such rights has executed and delivered or in connection with such transfer executes and delivers, a joinder to the Tax Receivable Agreement. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A Common Stock.
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

In certain circumstances, Nerdy LLC will be required to make tax distributions to the Nerdy LLC unitholders, including us, and the tax distributions that Nerdy LLC will be required to make may be substantial. The Nerdy LLC tax distribution requirement may complicate our ability to maintain our intended capital structure.
Nerdy LLC will generally make quarterly tax distributions, to the Nerdy LLC unitholders, including us. Such distributions will be pro rata and be in an amount sufficient to cause each Nerdy LLC unitholder to receive a distribution at least equal to such Nerdy LLC unitholder’s allocable share of net taxable income (calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the combined maximum U.S. federal, state, and local income tax rate that may potentially apply to any member for the applicable taxable year. The highest marginal U.S. federal income tax rate applicable to corporations is significantly lower than the highest marginal U.S. federal income tax rate applicable to non-corporate taxpayers. Additionally, the per-OpCo unit taxable income allocable to us will likely be lower than the per-OpCo unit taxable income allocated to other Nerdy LLC unitholders. As a result of these disparities, we may receive tax distributions from Nerdy LLC significantly in excess of our actual tax liability and our obligations under the Tax Receivable Agreement.
The receipt of such excess distributions would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained (or reinvested in Nerdy LLC without an accompanying stock dividend with respect to our Class A Common Stock), could cause the value of an OpCo unit to deviate from the value of a share of Class A Common Stock. If we retain such cash balances (or reinvests such balances in Nerdy LLC without an accompanying stock dividend with respect to our Class A Common Stock), the other Nerdy LLC unitholders would benefit from any value attributable to such accumulated or reinvested cash balances as a result of their exercise of the OpCo redemption right. We intend to take steps to eliminate any material cash balances. Such steps could include distributing such cash balances as dividends on our Class A Common Stock and reinvesting such cash balances in Nerdy LLC for additional OpCo Units (with an accompanying stock dividend with respect to our Class A Common Stock).
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C. CYBERSECURITY.
Our Board of Directors, recognizing the importance of maintaining the trust and confidence of our Learners, Experts, Institutional customers, clients, business partners, and employees, has delegated oversight of our cybersecurity risk management to the Audit Committee. Our cybersecurity policies, standards, processes, and practices have been established as part of our risk management program and are based on recognized frameworks, including as adopted by the National Institute of Standards and Technology (the “NIST”). In general, we seek to address cybersecurity risks through a cross-functional approach focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Our cybersecurity program focuses on these key areas:
•Governance: The Audit Committee has oversight of cybersecurity risk management and regularly interacts with our Chief Technology Officer (“CTO”) and other members of management.
•Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats to equip them with effective tools to address and mitigate cybersecurity threats, and to communicate our information security policies, standards, processes, and practices.
•Cross-Functional Approach: We have adopted a cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Third-Party Risk Management: We have adopted a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Technical Safeguards: We deploy technical safeguards designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and revised through vulnerability and cybersecurity threat assessments.
•Incident Response and Recovery Planning: We maintain incident response and recovery plans addressing our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
We engage in the periodic assessment and testing of our policies, standards, processes, and practices designed to address cybersecurity threats and incidents. These efforts include internal and external activities, including reviews of our information security control environment, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning, and information security maturity assessments.
In late 2023, the Board of Directors delegated oversight of cybersecurity risks to the Audit Committee. The Audit Committee receives regular presentations and reports on cybersecurity risks, and prior to the Board’s delegation, the Board periodically received such presentations and reports. Those presentations and reports have covered or will cover topics such as recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, and technological and peer company trends. The Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Audit Committee discusses the Company’s approach to cybersecurity risk management with the members of the management team, including the CTO and the Vice President, Engineering and Security.
The CTO and Vice President, Engineering and Security in coordination with our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Legal Officer (“CLO”), among others, work collaboratively across functions to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communication, we monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.
Our CTO has served in various roles in information technology and information security for over a decade, and holds a doctorate in mathematics from the London School of Economics and Political Science. The Vice President, Engineering and Security has served in various roles in information technology for over 25 years. Our CEO, CFO and CLO each hold degrees in their respective fields, and each have experience managing risks, including risks arising from cybersecurity threats.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including our business strategy, results of operations, or financial condition. Depending on their nature, cybersecurity threats in the future may materially affect our business strategy, results of operations, or financial condition. See “Risk Factors” in Part I, Item 1A of this report.
ITEM 2. PROPERTIES.
Our corporate headquarters is located at 8001 Forsyth Blvd., Suite 1050, St. Louis, Missouri 63105 with a lease term that expires in April 2031, with two extension options. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space due to the expiration of our current lease or the expansion of our operations, as necessary, and if needed.
ITEM 3. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to “Commitments and Contingencies” in Note 19 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report, which is incorporated herein by reference.
Pursuant to SEC regulations, the Company is required to disclose certain information about environmental proceedings with a governmental entity as a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. Pursuant to such SEC regulations, the Company has elected to use a threshold of $1,000 thousand for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the fourth quarter of 2023.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock and Dividends
Our Class A common stock, par value $0.0001 per share (the “Class A Common Stock) is traded on the New York Stock Exchange (the “NYSE”) under the symbol, “NRDY”. Our Class B common stock, par value $0.0001 per share (the “Class B Common Stock”) is not traded on any established public trading market.
On February 13, 2024, there were approximately 45 stockholders and 24 stockholders of our Class A Common Stock and Class B Common Stock, respectively. The actual number of Class A Common Stock is greater than this number of record holders and includes stock holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We did not pay any cash dividends on our Class A Common Stock during the year ended December 31, 2023, nor do we have plans to pay cash dividends on our common stock in the foreseeable future.
The information required under this Item 5 concerning equity compensation plan information is set out under Part III, Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) the Securities Exchange Act of 1934, during the fourth quarter of 2023.
Performance Graph
As of December 31, 2022, we were a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, but are no longer a “smaller reporting company” as of December 31, 2023. Pursuant to 5120.1c of the United States Securities and Exchange Commission (the “SEC”) Financial Reporting Manual, we may continue to use the scaled disclosures permitted for a smaller reporting company through our annual report on Form 10-K for the year ended December 31, 2023, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. The following discussion should be read in conjunction with the financial statements under Part II, Item 8 of this report, “Cautionary Note On Forward-Looking Statements” on page 1 of this report, and “Risk Factors” in Part I, Item 1A of this report. This section of this report generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this report, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Nerdy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.
OVERVIEW
We operate a platform for live online learning. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including Learning Memberships, one-on-one instruction, small group tutoring, large format classes, tutor chat, essay review, adaptive assessments, and self-study tools. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Our solutions are available directly to Learners (“Consumer(s)”), as well as through education systems (“Institution(s)”). Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our offerings include Varsity Tutors for Schools, a product suite that leverages our platform capabilities to offer high-dosage tutoring and our online learning solutions to Institutions. We have built a diversified business across the following audiences: K-8, High School, College, Graduate School, and Professional.
The Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction
Public and FPA Warrant Exchange
On September 25, 2023, we concluded an offer to holders of our then-outstanding publicly traded warrants, each exercisable to purchase one share of Nerdy Inc.’s Class A Common Stock at a price of $11.50 per share (the “Public Warrant(s)”) and warrants to purchase one share of Nerdy Inc.’s Class A Common Stock at a price of $11.50 per share issued in connection with a forward purchase agreement (the “FPA Warrant(s)”), which provided such holders the opportunity to receive 0.25 shares of Nerdy Inc.’s Class A Common Stock (the “Public Offer exchange rate”) in exchange for each Public Warrant and FPA Warrant tendered by such holders (the “Offer”). This Offer included a solicitation of consents from holders of the Public Warrants and FPA Warrants to amend the warrant agreement with respect to certain terms of the Public Warrants and the FPA Warrants (the “Public and FPA Warrant Amendment”, together with the Offer, the “Public and FPA Warrant Exchange”). At the closing of the Offer, all remaining outstanding Public and FPA warrants that were not exchanged at the election of the holder were converted into 0.225 shares of Class A Common Stock, pursuant to the Public and FPA Warrant Amendment. As a result of the Public and FPA Warrant Exchange, 12,000 thousand Public Warrants and FPA Warrants were exchanged for 2,992 thousand shares of Nerdy Inc.’s Class A Common Stock, with a nominal cash settlement in lieu of fractional shares. No Public Warrants and FPA Warrants remained outstanding after the Public and FPA Warrant Exchange.
Private Warrant Transaction
Concurrently with the Offer, holders of our then-outstanding warrants to purchase one share of Nerdy Inc.’s Class A Common Stock at a price of $11.50 per share issued in connection with a private placement (the “Private Placement Warrant(s)”) and warrants to purchase one unit of Nerdy LLC (the “OpCo Unit(s)”) at an exercise price of $11.50 (the exercise of which would also result in the issuance of one corresponding share of Class B common stock (together with the Class A Common Stock, the “Common Stock”)) (the “OpCo Warrant(s)”) agreed to amend the warrant agreement with respect to certain terms of the Private Placement Warrants and OpCo Warrants (the “Private Placement Warrant Amendment”, together with the Public and FPA Warrant Amendment, the “Warrant Amendment”). The Warrant Amendment, among other provisions, required that upon the closing of the Offer that (a) each Private Placement Warrant be automatically exchanged or exercised on a cashless basis into shares of Class A Common Stock and (b) each OpCo Warrant that is outstanding be automatically exercised on a cashless basis into OpCo Units with an equivalent number of shares of Class B Common Stock being issued, in each case, at the same ratio as the Public Offer exchange rate (the “Private Warrant Transaction”, together with the Public and FPA Warrant Exchange, the “Warrant Transactions”). As a result of the Private Warrant Transaction, 5,281 thousand Private Placement Warrants were exchanged or exercised on a cashless basis for 1,314 thousand shares of the Company’s Class A Common Stock, with a nominal cash settlement in lieu of fractional shares and 2,052 thousand OpCo Warrants were exchanged or exercised on a cashless basis for 513 thousand OpCo Units (with an equivalent number of shares of Class B Common Stock), with a nominal cash settlement in lieu of fractional shares. No Private Placement Warrants and OpCo Warrants remained outstanding after the Private Warrant Transaction.
The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).”
Earnout Transaction
Concurrently with the Offer, holders of our then-outstanding shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that were subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock were not met within five years of the reverse recapitalization (assuming there was no change in control event) (the “Earnout(s)”) agreed to forfeit (and thus surrender for cancellation) 60% of the Earnouts they held and agreed that the remaining 40% of the Earnouts will no longer be subject to potential forfeiture and will be either regular shares of Class A Common Stock or regular OpCo Units (with an equivalent number of regular shares of Class B Common Stock) (the “Earnout Transaction”). As a result of the Earnout Transaction, 2,764 thousand shares of Class A Common Stock and 2,015 thousand OpCo Units (with an equivalent number of shares of Class B Common Stock) were cancelled and 1,842 thousand shares of Class A Common Stock and 1,343 thousand OpCo Units (with an equivalent number of shares of Class B Common Stock) remain outstanding after the Earnout Transaction and are no longer subject to forfeiture. The 36 thousand Earnouts held by the Company are now regular shares of Class A Common Stock and are no longer subject to forfeiture.
The collective net effect of the Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction resulted in a net increase of 37 thousand shares of our Common Stock, or less than 0.1%, in the amount of our Common Stock outstanding at the closing of these transactions. For additional information on the Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction, refer to Notes 1, 5, and 14 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
Seasonality of our Business
We have experienced in the past, and expect to continue to experience seasonal fluctuations in our revenue and earnings due to Learner and Institutional spending and consumption habits, and the timing of the academic year. Historically, we experience lower than normal revenue during the summer when schools and universities are out of session in the United States (the “U.S”). and when people travel for vacations and holidays. Due to seasonality, comparisons of our historical quarterly results of operations on a sequential basis may not provide meaningful insight into our overall financial performance.
Macroeconomic Trends
Adverse macroeconomic conditions, including inflation, slower growth or a recession, tighter credit, higher interest rates, and higher unemployment rates, had negative impacts on consumer confidence and spending in 2023 and 2022, and some of these conditions are expected to continue into 2024. Specifically, our financial results have been impacted by wage inflation among our employees and other inflationary pressures. We continuously explore the best pricing of our services and will consider future pricing actions to offset these inflationary pressures.
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

Active Members in thousands	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Active Members	40.7	39.5	31.0	32.9	20.2

“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. Active Experts also includes our Institutional business, but excludes First Tutors UK. The following table summarizes Active Experts for the periods presented. Our Active Expert count at December 31, 2023 reflects our evolution to Learning Memberships, which has allowed the highest quality Experts the ability to develop deeper relationships that allow for more consistent revenue-generating opportunities.

	Year Ended December 31,		Change
Active Experts in thousands	2023	2022	%
Active Experts	17.2	20.8	(17)%
RESULTS OF OPERATIONS

	Year Ended December 31,
dollars in thousands	2023	%	2022	%
Revenue	$193,399	100%	$162,665	100%
Cost of revenue	56,952	29%	49,732	31%
Gross Profit	136,447	71%	112,933	69%
Sales and marketing expenses	68,448	36%	74,183	45%
General and administrative expenses	125,570	65%	129,559	80%
Operating Loss	(57,571)	(30)%	(90,809)	(56)%
Unrealized loss (gain) on derivatives, net	13,385	7%	(26,620)	(17)%
Interest income	(3,377)	(2)%	(483)	—%
Other (income) expense, net	(19)	—%	183	—%
Loss before Income Taxes	(67,560)	(35)%	(63,889)	(39)%
Income tax expense	109	—%	19	—%
Net Loss	(67,669)	(35)%	(63,908)	(39)%
Net loss attributable to noncontrolling interests	(27,495)	(14)%	(28,509)	(17)%
Net Loss Attributable to Class A Common Stockholders	$(40,174)	(21)%	$(35,399)	(22)%
Revenue
Revenue growth in the current year was driven by the completion of our evolution towards ‘always on’ recurring revenue products, strong adoption of Learning Memberships, and lifetime value expansion in our Consumer business coupled with the continued scaling of our Institutional business.
The following table presents the Company’s revenue by business category for the periods presented.

	Year Ended December 31,				Change
dollars in thousands; favorable/(unfavorable)	2023	%	2022	%	$	%
Consumer	$158,654	82%	$140,820	86%	17,834	13%
Institutional	33,815	17%	19,054	12%	14,761	77%
Other (a)	930	1%	2,791	2%	(1,861)	(67)%
Revenue	$193,399	100%	$162,665	100%	$30,734	19%
(a)Other consists of the Legacy Businesses and other services.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Year Ended December 31,		Change
dollars in thousands; favorable/(unfavorable)	2023	2022	$	%
Revenue	$193,399	$162,665	$30,734	19%
Cost of revenue	56,952	49,732	(7,220)	(15)%
Gross Profit	$136,447	$112,933	$23,514	21%
% Margin	71%	69%
Cost of revenue includes the cost of Experts performing instruction, amortization of capitalized technology costs, and other costs required to deliver instruction to Learners.
Cost of revenue for the year ended December 31, 2023 increased primarily due to higher Expert costs of $6,816 thousand related to higher tutoring volumes in both our Consumer and Institutional business.
Gross profit for the year ended December 31, 2023 of $136,447 thousand increased by $23,514 thousand, or 21%, compared to the same period in 2022. Gross margin was 71% during the year ended December 31, 2023, an increase of 113 basis points when compared to the prior year period. These increases in the current year period were primarily driven by growth in our Consumer business as a result of the strong adoption of Learning Memberships, which has led to lifetime value expansion and higher gross margin.
Operating Expenses
The following table sets forth our operating expenses for the periods shown:

	Year Ended December 31,		Change
dollars in thousands; (favorable)/unfavorable	2023	2022	$	%
Sales and marketing expenses	$68,448	$74,183	$(5,735)	8%
General and administrative expenses	125,570	129,559	(3,989)	3%
Total operating expenses	$194,018	$203,742	$(9,724)	5%
Sales and Marketing
Sales expenses consist of compensation for our employees engaged in our sales process. Marketing expenses primarily include third-party costs related to media costs, including television, radio, podcasts, paid-social, paid-search, and other paid channels. Sales and marketing expenses also include costs associated with the delivery of our large format classes, including StarCourses, and expenditures across new marketing channels to drive brand awareness and reach.
Sales and marketing expenses for the year ended December 31, 2023 included non-cash stock-based compensation of $2,795 thousand. Sales and marketing expenses for the year ended December 31, 2022 included non-cash stock-based compensation and restructuring costs of $4,086 thousand and $345 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses decreased $4,099 thousand, or 6%. Additionally, excluding these impacts in both periods, sales and marketing expenses for the year ended December 31, 2023 were 34% of revenue compared to 43% of revenue during the same period in 2022, a 893 basis point improvement year-over-year.
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
General and Administrative
General and administrative expenses include compensation for certain employees, support services, product development expenses intended to support continued innovation, and other operating expenses. Product development costs were $40,859 thousand and $36,097 thousand for the years ended December 31, 2023 and 2022, respectively, an increase of $4,762 thousand. Product development costs include compensation for employees on our product, engineering, and design teams who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the year ended December 31, 2023 included non-cash stock-based compensation, transaction costs, a provision for legal settlement, and restructuring costs of $41,474 thousand, $1,940 thousand, $1,250 thousand, and $841 thousand, respectively. General and administrative expenses for the year ended December 31, 2022 included non-cash stock-based compensation and restructuring costs of $43,158 thousand and $1,134 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses decreased $5,202 thousand, or 6%. Additionally, excluding these impacts in both periods, general and administrative expenses for the year ended December 31, 2023 were 41% of revenue compared to 52% of revenue during the same period in 2022, a 1,102 basis point improvement year-over-year.
Our investments in product development and our platform-oriented approach to growth have allowed us to launch a suite of ‘always on’ subscription products including Learning Memberships for consumers, and our District, Teacher, and Parent Assigned offerings for Institutional customers. Subscription and access-based offerings simplify the operating model needed to support customers and grow the business. Combined with our ongoing automation efforts involving self-service capabilities, the application of AI, and other efficiency efforts, we have been able to generate operating efficiencies and remove significant costs from the business.
Unrealized Loss (Gain) on Derivatives, Net
During the years ended December 31, 2023 and 2022, we recognized a net loss (gain) of $13,385 thousand and $(26,620) thousand, respectively, related to non-cash mark-to-market adjustments on our Warrants and Earnouts contracts to non-employees.
Of the net loss recognized in 2023, $11,091 thousand and $2,294 thousand related to warrants and earnouts, respectively. The net loss recognized for the year ended December 31, 2023 related to our Warrants was due to a higher average trading price of our Public Warrants, including in the period after the Offer and prior to the completion of the Warrant Transactions. The net loss recognized for the year ended December 31, 2023 related to our Earnouts was primarily due to a higher average trading price of our Class A common stock at the time of the Earnout Transaction, partially offset by the cancellation of a portion of the Earnouts in connection with the Earnout Transaction.
Of the net gain recognized in 2022, $12,812 thousand and $13,808 thousand related to warrants and earnouts, respectively. The net gain recognized for the year ended December 31, 2022 related to our Warrants was due to a lower average trading price of our Public Warrants during the period. The net gain recognized in the year ended December 31, 2022 related to our Earnouts was primarily due to a lower average trading price of our Class A Common Stock during the period.
For additional information regarding our the Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction, refer to “Overview” within Part I, Item 2 of this report and Notes 1, 5, and 14 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
Interest Income
Interest income was $3,377 thousand for the year ended December 31, 2023, compared to $483 thousand for the year ended December 31, 2022. This increase was driven by higher interest income on our cash balances during the year ended December 31, 2023.

Income Tax Expense
Our effective income tax rate was (0.16)% and (0.03)% for the years ended December 31, 2023 and 2022, respectively. Income tax expense recorded during the years ended December 31, 2023 and 2022 represents amounts owed to state authorities. The following table presents a reconciliation of income tax expense with amounts computed at the federal statutory tax rate for the periods presented.

	Year Ended December 31,
dollars in thousands	2023	2022
Computed tax (21%)	$(14,188)	$(13,417)
Partnership outside basis adjustments	2,266	(3,840)
Income tax benefit attributable to NCI	6,979	7,085
Income tax credit	(1,121)	(412)
Change in valuation allowance charged to expense	11,907	14,301
State income tax benefit, net of effect on federal tax	(2,888)	(2,406)
Other, net	(2,846)	(1,292)
Income tax expense	$109	$19
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of December 31, 2023 and 2022, we had cash and cash equivalents totaling $74,824 thousand and $90,715 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations since we became a public company have been financed primarily by the cash proceeds we received from the reverse recapitalization. To the extent we generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. See Note 17 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for information on our lease obligations and the amount and timing of future payments. As of December 31, 2023, we had no debt obligations.
The following table sets forth our cash flows.

	Year Ended December 31,
dollars in thousands	2023	2022
Cash used in:
Operating activities	$(7,560)	$(48,002)
Investing activities	(6,887)	(5,317)
Financing activities	(1,940)	(1,000)
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(20)	(13)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(16,407)	$(54,332)
Operating Activities
Cash used in operating activities for the year ended December 31, 2023 decreased $40,442 thousand compared to the same period in 2022. The improvement in operating cash flow was driven by higher revenue, sales and marketing efficiency gains, business model changes that allowed us to streamline operations through automation and workforce reductions, and diligent cost oversight. Additionally, cash used in operating activities in the current year period was positively impacted by favorable changes in working capital, primarily related to fluctuations in the timing of sales and collections of receivables and the payments of other current liabilities.

Investing Activities
Cash used in investing activities was $6,887 thousand and $5,317 thousand for the years ended December 31, 2023 and 2022, respectively. Cash used in investing activities related to capital expenditures primarily for the development of internal use software and information technology (“IT”) equipment.
Financing Activities
Cash used in financing activities for the year ended December 31, 2023 was $1,940 thousand, which related to transaction costs paid in connection with the Warrant Transactions and Earnout Transaction. Cash used in financing activities for the year ended December 31, 2022 was $1,000 thousand, which primarily related to payments made to legacy Nerdy holders in connection with the reverse recapitalization.
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
Revenue Recognition and Deferred Revenue
We recognize revenue from our services as performance obligations are satisfied. Performance obligations are satisfied throughout the term of contracts with Learners and Institutions, who are our customers, when they are provided services. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We generate revenue by selling services to Learners and Institutions for one-on-one instruction and small group tutoring that are fulfilled by Experts, who deliver instruction on our behalf through our proprietary Live Learning Platform.
We provide a significant service of integrating instruction services, which are provided by Experts on our behalf through our platform, using our curation and matching technologies and features in order to deliver a combined output to meet our performance obligation to Learners. We are primarily responsible for the services provided and set pricing. We determined that collectively, these factors reflect that we are the principal in transactions with Learners and Institutions.
We do not have any incremental costs to obtain or fulfill a contract that require capitalization. We elected as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.
Learners
Our revenue from contracts with Learners, which are generally short-term in duration (one year or less), is recognized as performance obligations are satisfied. Contracts with Learners are sold through Learning Memberships, whereby Learners pay a fixed monthly rate over the contract term.
Revenue earned through Learning Memberships is recognized from one-on-one instruction and small group tutoring as performance obligations are satisfied. Given the customer receives benefit from the completion of each session (as Learners are not obligated to meet with the same Expert for a minimum number of sessions), we concluded each one-on-one or small group tutoring session is a separate performance obligation. Revenue is recognized and deferred revenue is relieved on the date services are delivered to Learners in an amount that reflects the consideration we are contractually entitled to receive in exchange for those services.
Cash for the purchase of services by Learners is generally collected monthly in advance and recorded to deferred revenue until the services are used by the Learner. We recognize revenue for unredeemed payments for services over the period in which the performance obligation is satisfied (unredeemed payments expire each month for Learning Memberships) with the customer based on historical customer usage patterns. We estimate the amount in which and the period of time over which payments for services are not redeemed using historical usage and redemption patterns. These estimates are reassessed each reporting period.

Institutions
Our revenue from contracts with Institutions, which are generally short-term in duration of (one year or less), is recognized from services as performance obligations are satisfied. Contracts with Institutions are sold through subscriptions (District Assigned, Teacher Assigned, and Parent Assigned), whereby Institutions pay a fixed monthly rate over the contract term, and our legacy high-dosage contracts, which consist of payments for services that can be redeemed following the date of first payment or payments after services are completed.
Revenue is recognized from one-on-one instruction and small group tutoring as performance obligations are satisfied. Given the Institutions receive benefit from the completion of each session (as Institutions are not obligated to meet with the same Expert for a minimum number of sessions), we concluded each one-on-one or small group tutoring session is a separate performance obligation. Revenue is recognized, and to the extent cash for the purchase of services by Institutions is collected in advance (at one time or in installments), deferred revenue is relieved on the date services are delivered to the Institutions in an amount that reflects the consideration we are contractually entitled to receive in exchange for those services. For Institutions that do not pay in advance, we typically invoice these Institutions on a monthly basis for each session provided, with amounts recorded to accounts receivable, net of any related allowance for doubtful accounts.
Per the terms of our subscription contracts, purchased services can be redeemed for a set period of time from the date of payment. Per the terms of our legacy high-dosage contracts, services purchased by Institutions are generally redeemed following the date of the first payment. We recognize revenue for unredeemed payments for services over the period in which the performance obligation is satisfied (unredeemed payments expire after a stated usage period) with the Institution based on historical usage patterns. We estimate the amount in which and the period of time over which payments for services are not redeemed using historical usage and redemption patterns. These estimates are reassessed each reporting period.
Fixed Assets, Net
Expenditures for fixed assets are capitalized and primarily include costs related to software developed or acquired for internal use and purchases of IT equipment. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation of fixed assets other than capitalized internal use software is calculated on a straight-line basis over estimated useful lives of one to seven years and is included in “General and administrative expenses.” When fixed assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of operations.
We capitalize certain costs, including stock-based compensation, associated with software developed or obtained for internal use and website and application development. We capitalize development stage internal and external costs. These costs are capitalized when management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. Once the software is ready for its intended use, it is placed into service and such costs are amortized on a straight-line basis within “Cost of revenue” in the Consolidated Statements of Operations, generally over a four year estimated useful life of the related asset. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades.
Stock-based Compensation
We recognize the cost of services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards. That cost is recognized straight-line or graded (when applicable) over the period during which the employee is required to provide service in exchange for the award - the requisite service period. Any forfeitures of stock-based compensation are recorded as they occur. The grant date fair value of the restricted stock units was determined based upon the closing price of our Class A Common Stock on the date of grant. The grant date fair value of the stock appreciation rights, restricted stock awards, and stock options was determined using the Black-Scholes Model. The grant date fair value of the Founder’s Award was determined using the Monte Carlo Option Pricing Method.
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
We expect to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing date of the TPG Pace’s initial public offering, (b) in which we have total annual gross revenue of at least $1,235,000 thousand or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700,000 thousand as of the prior June 30th, or (2) the date on which we have issued more than $1,000,000 thousand in non-convertible debt securities during the prior three-year period. Based upon the facts and circumstances that existed as of December 31, 2023, we remained an emerging growth company for our Annual Report on Form 10-K for the year ended December 31, 2023 and will continue to be for our quarterly reports in the 2024 interim periods.
SMALLER REPORTING COMPANY STATUS
As of December 31, 2022, we were a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. An entity is a “smaller reporting company” based upon the following criteria (i) the market value of its shares of common stock held by non-affiliates is less than $250,000 thousand as of the prior June 30, or (ii) its annual revenue is less than $100,000 thousand during the prior fiscal year and the market value of its shares of common stock held by non-affiliates is less than $700,000 thousand as of the prior June 30. Based upon the facts and circumstances that existed as of December 31, 2023, we are no longer a smaller reporting company. Pursuant to 5120.1c of the SEC Financial Reporting Manual, we may continue to use the scaled disclosures permitted for a smaller reporting company through our annual report on Form 10-K for the year ended December 31, 2023, and will begin providing non-scaled larger company disclosure in our first quarterly report of 2024.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our Warrants and Earnouts issued to non-employees are no longer outstanding as a result of the Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction. As such, we are no longer exposed to significant market risk. Our exposure to foreign currency exchange rates and interest rates are immaterial. For additional information regarding the Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction, refer to “Overview” within Part I, Item 2 of this report and Notes 1, 5, and 14 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nerdy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nerdy Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
February 27, 2024
We have served as the Company's auditor since 2016.

NERDY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$193,399	$162,665	$140,664
Cost of revenue	56,952	49,732	46,700
Gross Profit	136,447	112,933	93,964
Sales and marketing expenses	68,448	74,183	65,441
General and administrative expenses	125,570	129,559	121,968
Write-off of other intangible assets	—	—	3,009
Operating Loss	(57,571)	(90,809)	(96,454)
Unrealized loss (gain) on derivatives, net	13,385	(26,620)	(71,041)
Interest (income) expense, net	(3,377)	(483)	3,772
Other (income) expense, net	(19)	183	8,571
Gain on extinguishment of debt, net	—	—	(7,117)
Loss before Income Taxes	(67,560)	(63,889)	(30,639)
Income tax expense	109	19	40
Net Loss	(67,669)	(63,908)	(30,679)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	(23,546)
Net loss attributable to noncontrolling interests	(27,495)	(28,509)	(3,354)
Net Loss Attributable to Class A Common Stockholders	$(40,174)	$(35,399)	$(3,779)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.41)	$(0.41)	$(0.05)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	97,157	85,873	79,236
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net Loss	$(67,669)	$(63,908)	$(30,679)
Foreign currency translation adjustments	74	(266)	(26)
Total Comprehensive Loss	(67,595)	(64,174)	(30,705)
Comprehensive loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	(23,533)
Comprehensive loss attributable to noncontrolling interests	(27,464)	(28,627)	(3,372)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(40,131)	$(35,547)	$(3,800)
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$74,824	$90,715
Accounts receivable, net	15,398	11,596
Other current assets	4,815	5,345
Total Current Assets	95,037	107,656
Fixed assets, net	16,388	12,504
Goodwill	5,717	5,717
Intangible assets, net	3,061	3,574
Other assets	4,541	3,241
Total Assets	$124,744	$132,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,443	$3,199
Deferred revenue	20,480	25,539
Other current liabilities	11,682	8,593
Total Current Liabilities	35,605	37,331
Other liabilities	3,533	14,311
Total Liabilities	39,138	51,642

Commitments and Contingencies (See Note 19)

Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 106,416 and 95,296 shares issued and outstanding, respectively	11	9
Class B common stock, par value $0.0001 per share, 150,000 shares authorized, 67,256 and 69,306 shares issued and outstanding, respectively	7	7
Additional paid-in capital	567,709	522,031
Accumulated deficit	(515,281)	(475,107)
Accumulated other comprehensive income (loss)	31	(12)
Total Stockholders’ Equity Excluding Noncontrolling Interests	52,477	46,928
Noncontrolling interests	33,129	34,122
Total Stockholders’ Equity	85,606	81,050
Total Liabilities and Stockholders’ Equity	$124,744	$132,692
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net Loss	$(67,669)	$(63,908)	$(30,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	6,166	5,919	5,320
Amortization of intangibles	606	602	1,069
Unrealized loss (gain) on derivatives, net	13,385	(26,620)	(71,041)
Gain on extinguishment of debt, net	—	—	(7,117)
Non-cash stock-based compensation expense	44,269	47,244	54,417
Write-off of other intangible assets	—	—	3,009
Other	1,940	—	2,121
Changes in operating assets and liabilities, net of reverse recapitalization:
Increase in accounts receivable, net	(3,802)	(6,275)	(4,846)
Decrease (increase) in other current assets	972	125	(2,902)
Decrease in other assets	527	1,232	16
Decrease in accounts payable	(474)	(391)	(856)
(Decrease) increase in deferred revenue	(5,059)	(4,466)	12,735
Increase (decrease) in other current liabilities	3,287	(188)	1,111
Decrease in other liabilities	(1,708)	(1,276)	(1,248)
Net Cash Used In Operating Activities	(7,560)	(48,002)	(38,891)
Cash Flows From Investing Activities
Capital expenditures	(6,887)	(5,317)	(5,163)
Net Cash Used In Investing Activities	(6,887)	(5,317)	(5,163)
Cash Flows From Financing Activities
Payments of warrant and earnout transaction costs	(1,940)	—	—
Proceeds from reverse recapitalization, net	—	—	557,574
Payments to legacy investors	—	(767)	(336,079)
Payments of reverse recapitalization costs	—	—	(21,638)
Proceeds from loan and security agreement	—	—	11,000
Repayment of loan and security agreement	—	—	(50,000)
Payment of debt extinguishment costs	—	—	(1,607)
Other	—	(233)	—
Net Cash (Used In) Provided By Financing Activities	(1,940)	(1,000)	159,250
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(20)	(13)	1
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted cash	(16,407)	(54,332)	115,197
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	91,547	145,879	30,682
Cash, Cash Equivalents, and Restricted Cash, End of Year	$75,140	$91,547	$145,879

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$2,441	$2,402	$543
Purchase of fixed assets included in accounts payable	731	—	44
Cash paid for income taxes	93	38	—
Cash paid for interest	—	—	4,069
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Nerdy Inc. Stockholders’ Equity (Deficit)
	Class A Preferred Units		Class A-1 Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	Units	Value	Units	Value	Units	Value	Shares	Value	Shares	Value
Balance, December 31, 2020	5,060	$3,309	5,007	$3,398	54,761	$86	—	$—	—	$—	$6,833	$(412,383)	$296	$—	$(398,461)
Net loss attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(23,546)	—	—	(23,546)
Stock-based compensation attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	1,451	—	—	—	1,451
Foreign currency translation adjustments attributable to legacy Nerdy holders prior to the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	13	—	13
Reverse recapitalization, net	(5,060)	(3,309)	(5,007)	(3,398)	(54,761)	(86)	83,875	8	73,971	7	450,794	—	(152)	26,147	470,011
Net loss after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	(3,779)	—	(3,354)	(7,133)
Stock-based compensation after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	50,105	—	—	3,404	53,509
Foreign currency translation adjustments after the reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(21)	(18)	(39)
Activity under stock compensation plans after the reverse recapitalization	—	—	—	—	—	—	38	—	16	—	—	—	—	—	—
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(18,963)	—	—	18,963	—
Balance, December 31, 2021	—	$—	—	$—	—	$—	83,913	$8	73,987	$7	$490,220	$(439,708)	$136	$45,142	$95,805
Net loss	—	—	—	—	—	—	—	—	—	—	—	(35,399)	—	(28,509)	(63,908)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	46,818	—	—	2,833	49,651
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(148)	(118)	(266)
Activity under stock compensation plans	—	—	—	—	—	—	5,534	1	1,168	—	(233)	—	—	—	(232)
Conversion of combined interests into Class A common stock	—	—	—	—	—	—	5,849	—	(5,849)	—	3,005	—	—	(3,005)	—
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(17,779)	—	—	17,779	—
Balance, December 31, 2022	—	$—	—	$—	—	$—	95,296	$9	69,306	$7	$522,031	$(475,107)	$(12)	$34,122	$81,050
Net loss	—	—	—	—	—	—	—	—	—	—	—	(40,174)	—	(27,495)	(67,669)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	45,963	—	—	747	46,710
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	43	31	74
Activity under stock compensation plans	—	—	—	—	—	—	8,388	2	645	—	(2)	—	—	—	—
Conversion of combined interests into Class A common stock	—	—	—	—	—	—	1,193	—	(1,193)	—	485	—	—	(485)	—
Warrant transactions	—	—	—	—	—	—	4,306	—	513	—	14,602	—	—	887	15,489
Earnout transaction	—	—	—	—	—	—	(2,767)	—	(2,015)	—	5,691	—	—	4,261	9,952
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(21,061)	—	—	21,061	—
Balance, December 31, 2023	—	$—	—	$—	—	$—	106,416	$11	67,256	$7	$567,709	$(515,281)	$31	$33,129	$85,606
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share information and where indicated otherwise)

NOTE 1 — BACKGROUND
Nerdy Inc. (along with its consolidated subsidiaries, “Nerdy” or “the Company”) operates a platform for live online learning. The Company’s purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Nerdy’s comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including Learning Memberships, one-on-one instruction, small group tutoring, large format classes, tutor chat, essay review, adaptive assessments, and self-study tools. Nerdy’s flagship business, Varsity Tutors LLC (“Varsity Tutors”), is a platform for live online tutoring and classes. Its solutions are available directly to Learners (“Consumer(s)”), as well as through education systems (“Institutions”). Nerdy’s platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality, live online learning. Nerdy’s offerings include Varsity Tutors for Schools, a product suite that leverages the Company’s platform capabilities to offer high-dosage tutoring and its online learning solutions to Institutions. Nerdy has built a diversified business across the following audiences: K-8, High school, College, Graduate School, and Professional.
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
Immediately following the Reverse Recapitalization, Nerdy Inc. had the following securities issued and outstanding: (i) 83,875 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), including Earnouts (as defined below), (ii) 73,971 shares of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), including Earnouts, held by certain of the Legacy Nerdy Holders (as defined below), and (iii) 17,281 warrants, each exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. The shares of Class B Common Stock are owned by the Legacy Nerdy Holders, have voting rights only, and have no dividend or economic rights. The Company does not intend to list its Class B Common Stock on any stock exchange.
Prior to the Public and FPA Warrant Exchange and the Private Warrant Transaction (both terms defined below), Nerdy Inc.’s warrants consisted of TPG Pace’s previously outstanding private placement warrants and public warrants to purchase Class A ordinary shares that were converted into corresponding private placement warrants to purchase Class A Common Stock (the “Private Placement Warrant(s)”) and public warrants to purchase Class A Common Stock (the “Public Warrant(s)”). Each Private Placement Warrant and Public Warrant allowed for the purchase of one share of Class A Common Stock at an exercise price of $11.50 per share. Additionally, Nerdy Inc. also issued warrants to purchase Class A Common Stock in connection with a forward purchase agreement (the “FPA Warrant(s)”). Each FPA Warrant allowed for the purchase of one share of Class A Common Stock at an exercise price of $11.50 per share.
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
The Legacy Nerdy Holders exchanged their historical Nerdy LLC equity for: (i) cash consideration of $336,846, of which $767 was paid during the year ended December 31, 2022, (ii) either OpCo Units and an equivalent number of shares of Nerdy Inc.’s Class B Common Stock or shares of Class A Common Stock, and (iii) OpCo Warrants or Private Placement Warrants.
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
The financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”). Prior to the Earnout Transaction (as defined below), the Company excluded Earnouts in the calculation of the ownership interests in Nerdy LLC as the Earnouts were subject to forfeiture.
Warrants
The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).” Prior to the Public and FPA Warrant Exchange and the Private Warrant Transaction, the Company had the ability to redeem outstanding Warrants at any time after they became exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sale price of the Class A Common Stock equaled or exceeded $18.00 per share for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date the Company sent the notice of such redemption to the Warrant holders. Additionally, the Company had the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Warrant, provided that the last reported sale price of the Class A Common Stock equaled or exceeded $10.00 per share and is less than $18.00 per share on the trading day prior to the date on which the Company sent the notice of redemption to the Warrant holder. The Warrants had a term of 5 years. At December 31, 2022, the Company held 22 of the total issued Warrants. For other terms and conditions regarding each tranche of Warrants previously issued by the Company, see the above discussion.
Earnouts
Prior to the Earnout Transaction and issued as a result of the Reverse Recapitalization, Nerdy Inc. had 8,000 shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that were subject to forfeiture if the achievement of certain stock price thresholds of the Class A Common Stock were not met within five years of the Reverse Recapitalization (assuming there was no change in control event) (the “Earnout(s)”). During the time between the issuance of the Earnouts and either the achievement of one or more triggering events or the expiration of the Earnout period, holders of the Earnouts were eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc. at the same rate as all other holders of Class A Common Stock, i.e., on a one-for-one basis. However, during this time, the Earnouts were subject to transfer restrictions until and upon the achievement of one or more triggering events, as described below. In the event that some or all of the Earnouts were forfeited, and the holders thereof had received non-forfeitable dividends during the Earnout period, the dividends were not subject to return by the holder to Nerdy Inc. No such dividends were paid to the Earnout holders while they were outstanding. Each Earnout was subject to a triggering event as follows:
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
At December 31, 2022, the Company held 36 of the total issued Earnouts.
Transaction Expenses
In connection with the Reverse Recapitalization, Nerdy LLC incurred expenses of $29,636 during the year ended December 31, 2021. Of the total costs incurred during the year ended December 31, 2021, $9,602 were reported as “General and administrative expenses” in the Consolidated Statement of Operations and $20,034 were reported as a reduction of additional paid-in capital on the consolidated balance sheet. All transaction costs related to the Reverse Recapitalization that were incurred during the year ended December 31, 2021 were paid as of December 31, 2021.
The Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction
Public and FPA Warrant Exchange
On September 25, 2023, the Company concluded an offer to holders of its then-outstanding Public Warrants and FPA Warrants, which provided such holders the opportunity to receive 0.25 shares of Nerdy Inc.’s Class A Common Stock (the “Public Offer exchange rate”) in exchange for each Public Warrant and FPA Warrant tendered by such holders (the “Offer”). This Offer included a solicitation of consents from holders of the Public Warrants and FPA Warrants to amend the warrant agreement with respect to certain terms of the Public Warrants and the FPA Warrants (the “Public and FPA Warrant Amendment”, together with the Offer, the “Public and FPA Warrant Exchange”). At the closing of the Offer, all remaining outstanding Public and FPA warrants that were not exchanged at the election of the holder were converted into 0.225 shares of Class A Common Stock, pursuant to the Public and FPA Warrant Amendment. As a result of the Public and FPA Warrant Exchange, 12,000 Public Warrants and FPA Warrants were exchanged for 2,992 shares of Nerdy Inc.’s Class A Common Stock, with a nominal cash settlement in lieu of fractional shares. No Public Warrants and FPA Warrants remained outstanding after the Public and FPA Warrant Exchange.
Private Warrant Transaction
Concurrently with the Offer, holders of the then-outstanding Private Placement Warrants and the OpCo Warrants agreed to amend the warrant agreement with respect to certain terms of the Private Placement Warrants and OpCo Warrants (the “Private Placement Warrant Amendment”, together with the Public and FPA Warrant Amendment, the “Warrant Amendment”). The Warrant Amendment, among other provisions, required that upon the closing of the Offer that (a) each Private Placement Warrant be automatically exchanged or exercised on a cashless basis into shares of Class A Common Stock and (b) each OpCo Warrant that is outstanding be automatically exercised on a cashless basis into OpCo Units with an equivalent number of shares of Class B Common Stock being issued, in each case, at the same ratio as the Public Offer exchange rate (the “Private Warrant Transaction”, together with the Public and FPA Warrant Exchange, the “Warrant Transactions”). As a result of the Private Warrant Transaction, 5,281 Private Placement Warrants were exchanged or exercised on a cashless basis for 1,314 shares of the Company’s Class A Common Stock, with a nominal cash settlement in lieu of fractional shares and 2,052 OpCo Warrants were exchanged or exercised on a cashless basis for 513 OpCo Units (with an equivalent number of shares of Class B Common Stock), with a nominal cash settlement in lieu of fractional shares. No Private Placement Warrants and OpCo Warrants remained outstanding after the Private Warrant Transaction.
Earnout Transaction
Concurrently with the Offer, holders of the then-outstanding Earnouts agreed to forfeit (and thus surrender for cancellation) 60% of the Earnouts they held and agreed that the remaining 40% of the Earnouts will no longer be subject to potential forfeiture and will be either regular shares of Class A Common Stock or regular OpCo Units (with an equivalent number of regular shares of Class B Common Stock) (the “Earnout Transaction”). As a result of the Earnout Transaction, 2,764 shares of Class A Common Stock and 2,015 OpCo Units (with an equivalent number of shares of Class B Common Stock) were cancelled and 1,842 shares of Class A Common Stock and 1,343 OpCo Units (with an equivalent number of shares of Class B Common Stock) remain outstanding after the Earnout Transaction and are no longer subject to forfeiture. The 36 Earnouts held by the Company are now regular shares of Class A Common Stock and are no longer subject to forfeiture.

Transaction Expenses
In connection with these transactions, the Company incurred expenses of $1,940 the year ended December 31, 2023, which were included in “General and administrative expenses” in the Consolidated Statements of Operations as the transactions did not generate any proceeds to the Company, and therefore, the costs did not qualify to be deferred or charged as a reduction to additional paid-in capital under Accounting Standards Codification (“ASC”) Topic 340, “Other Assets and Deferred Costs.” All transaction costs related to these transactions that were incurred during the year ended December 31, 2023 were paid as of December 31, 2023.
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with existing accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
For the years ended December 31, 2023 and 2022, as well as for the period of September 21, 2021 through December 31, 2021, the consolidated financial statements present the consolidated results of operations, comprehensive loss, cash flows, and changes in stockholders’ equity (deficit) of Nerdy Inc. and its consolidated subsidiaries, including Nerdy LLC. The consolidated balance sheets at December 31, 2023 and 2022 present the financial condition of Nerdy Inc. and its consolidated subsidiaries, including Nerdy LLC.
For the period of January 1, 2021 through September 20, 2021, the Closing Date of the Reverse Recapitalization, the consolidated financial statements present the consolidated results of operations, comprehensive loss, cash flows, and changes in equity (deficit) of Nerdy LLC and its wholly-owned subsidiaries.
In accordance with ASC Topic 805, “Business Combinations” the historical equity of Nerdy LLC has been recast in all periods up to the Closing Date, to reflect the number of shares of Nerdy Inc.’s Class A Common Stock and Class B Common Stock issued to Legacy Nerdy Holders in connection with the Reverse Recapitalization. For the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2021, the Company recast the units outstanding related to the historical Nerdy LLC preferred units and common units (the “Historical Nerdy LLC Equity”) prior to the Reverse Recapitalization as common equity of Nerdy Inc., reflecting the exchange ratio of 1-for-0.64, pursuant to the Business Combination Agreement. The consolidated financial statements and related notes thereto give effect to the conversion for the period presented, without any change to par value or per unit amounts.
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
Principles of Consolidation
For the years ended December 31, 2023 and 2022, as well as for the period of September 21, 2021 through December 31, 2021, the consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including Nerdy LLC. In determining the accounting of Nerdy Inc.’s interest in Nerdy LLC after the Reverse Recapitalization, management concluded Nerdy LLC was not a variable interest entity as defined by ASC Topic 810, “Consolidation,” and as such, Nerdy LLC was evaluated under the voting interest model. As Nerdy Inc. has the right to appoint a majority (three of the five) managers of Nerdy LLC, Nerdy Inc. controls Nerdy LLC, and therefore, the financial results of Nerdy LLC and its subsidiaries, after the completion of the Reverse Recapitalization on September 20, 2021, are consolidated with and into Nerdy’s Inc.’s financial statements. All intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated.
Prior to the Reverse Recapitalization, the consolidated financial statements of the Company comprise the accounts of Nerdy LLC and its wholly-owned subsidiaries. All intercompany accounts and transactions among Nerdy LLC and its consolidated subsidiaries were eliminated.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, stock-based compensation expense, impairment of goodwill, long-lived assets and definite-lived intangible assets, internal-use software, and website development costs. The Company bases its estimates on historical experience, knowledge of current business conditions, and various other factors it believes to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ from these estimates, and such differences could be material to its financial position and operating cash flows.
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
Foreign Currency Translation
The Company operates foreign businesses in the United Kingdom and Canada. The functional currencies of these businesses are the local currencies. Adjustments from the translation of foreign currency into U.S. dollars for balance sheet amounts are based on exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in “Accumulated other comprehensive income (loss)” as a component of “Stockholders’ Equity” on the Consolidated Balance Sheets.
Revenue Recognition and Deferred Revenue
The Company recognizes revenue from its services as performance obligations are satisfied. Performance obligations are satisfied throughout the term of contracts with Learners and Institutions, who are its customers, when they are provided services. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company generates revenue by selling services to Learners and Institutions for one-on-one instruction and small group tutoring that are fulfilled by Experts, who deliver instruction on its behalf through its proprietary Live Learning Platform.
The Company provide a significant service of integrating instruction services, which are provided by Experts on its behalf through its platform, using its curation and matching technologies and features in order to deliver a combined output to meet its performance obligation to Learners. The Company is primarily responsible for the services provided and sets pricing. The Company determined that collectively, these factors reflect that we are the principal in transactions with Learners and Institutions.

The Company does not have any incremental costs to obtain or fulfill a contract that require capitalization. The Company elected as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.
Learners
The Company’s revenue from contracts with Learners, which are generally short-term in duration (one year or less), is recognized as performance obligations are satisfied. Contracts with Learners are sold through Learning Memberships, whereby Learners pay a fixed monthly rate over the contract term.
Revenue earned through Learning Memberships is recognized from one-on-one instruction and small group tutoring as performance obligations are satisfied. Given the customer receives benefit from the completion of each session (as Learners are not obligated to meet with the same Expert for a minimum number of sessions), the Company concluded each one-on-one or small group tutoring session is a separate performance obligation. Revenue is recognized and deferred revenue is relieved on the date services are delivered to Learners in an amount that reflects the consideration the Company is contractually entitled to receive in exchange for those services.
Cash for the purchase of services by Learners is generally collected monthly in advance and recorded to deferred revenue until the services are used by the Learner. The Company recognizes revenue for unredeemed payments for services over the period in which the performance obligation is satisfied (unredeemed payments expire each month for Learning Memberships) with the customer based on historical customer usage patterns. The Company estimates the amount in which and the period of time over which payments for services are not redeemed using historical usage and redemption patterns. These estimates are reassessed each reporting period.
Institutions
The Company’s revenue from contracts with Institutions, which are generally short-term in duration of (one year or less), is recognized from services as performance obligations are satisfied. Contracts with Institutions are sold through subscriptions (District Assigned, Teacher Assigned, and Parent Assigned), whereby Institutions pay a fixed monthly rate over the contract term, and its legacy high-dosage contracts, which consist of payments for services that can be redeemed following the date of first payment or payments after services are completed.
Revenue is recognized from one-on-one instruction and small group tutoring as performance obligations are satisfied. Given the Institutions receive benefit from the completion of each session (as Institutions are not obligated to meet with the same Expert for a minimum number of sessions), the Company concluded each one-on-one or small group tutoring session is a separate performance obligation. Revenue is recognized, and to the extent cash for the purchase of services by Institutions is collected in advance (at one time or in installments), deferred revenue is relieved on the date services are delivered to the Institutions in an amount that reflects the consideration the Company is contractually entitled to receive in exchange for those services. For Institutions that do not pay in advance, the Company typically invoices these Institutions on a monthly basis for each session provided, with amounts recorded to accounts receivable, net of any related allowance for doubtful accounts.
Per the terms of the subscription contracts, purchased services can be redeemed for a set period of time from the date of payment. Per the terms of the legacy high-dosage contracts, services purchased by Institutions are generally redeemed following the date of the first payment or payments after services are completed. The Company recognizes revenue for unredeemed payments for services over the period in which the performance obligation is satisfied (unredeemed payments expire after a stated usage period) with the Institution based on historical usage patterns. The Company estimates the amount in which and the period of time over which payments for services are not redeemed using historical usage and redemption patterns. These estimates are reassessed each reporting period.
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
Prepaid Expenses
Prepaid expenses are stated at historical cost, net of any related amortization, and consist of amounts paid in advance for insurance, advertising, and other operating costs, which are of continuing benefit to the Company. The amounts reported as assets on the Consolidated Balance Sheets within “Other current assets” were $3,129 and $3,708 as of December 31, 2023 and 2022, respectively.
Fixed Assets, Net
Expenditures for fixed assets are capitalized and primarily include costs related to software developed or acquired for internal use and purchases of information technology (“IT”) equipment. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets. Depreciation of fixed assets other than capitalized internal use software is included in “General and administrative expenses” in the Consolidated Statements of Operations. Estimated useful lives range from one to seven years for furniture and fixtures; the shorter of lease term or seven years for leasehold improvements; one to three years for office equipment; and one to four years for other fixed assets. Repair and maintenance costs are expensed as incurred. Any gains and losses incurred on the sale or disposals of assets are included in “General and administrative expenses” in the Consolidated Statements of Operations.
The Company capitalizes certain costs, including stock-based compensation, associated with software developed or obtained for internal use and website and application development. The Company capitalizes development stage internal and external costs. These costs are capitalized when management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. Once the software is ready for its intended use, it is placed into service and such costs are amortized on a straight-line basis within “Cost of revenue” in the Consolidated Statements of Operations, generally over a four year estimated useful life of the related asset. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades.
For additional information on fixed assets and internal use software, see Note 11.
Goodwill
Goodwill recorded by the Company relates to the assets of a previously acquired business. Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill and intangible assets acquired are recorded at fair market value under the acquisition method of accounting as of the acquisition date. At both December 31, 2023 and 2022, “Goodwill” reported on the Consolidated Balance Sheets was $5,717.
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
The Company conducts a definite-lived asset impairment assessment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. For the years ended December 31, 2023, 2022, and 2021, the Company concluded there were no events or changes in circumstances that would indicate an impairment of its definite-lived assets.
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
For the years ended December 31, 2023, 2022, and 2021, the Company conducted qualitative goodwill impairment assessments and concluded there were no impairments of goodwill as of December 31, 2023, 2022, and 2021.
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
Marketing Expenses
Marketing expenses primarily include media costs, including television, radio, podcasts, paid social, paid search, and other paid channels. Costs associated with the delivery of the Company’s large format classes, including StarCourse costs, and expenditures across new marketing channels to drive brand awareness and reach, are also included in marketing expenses. Marketing costs are expensed as incurred by the Company within “Sales and marketing expenses” in the Consolidated Statements of Operations. Marketing expenses were $43,043, $45,113, and $44,393 for the years ended December 31, 2023, 2022, and 2021, respectively.
Income Taxes
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
Net Earnings (Loss) Per Share
As noted above, the Company recasted Historical Nerdy LLC Equity as Nerdy Inc. common equity for the period prior to the Reverse Recapitalization. However, as 100% of the net losses of Nerdy LLC prior to the Reverse Recapitalization were absorbed by the Legacy Nerdy Holders, basic and diluted loss per share for the year ended December 31, 2021 represents only the period from September 21, 2021 to December 31, 2021, when the Company had losses attributable to Class A Common Stockholders. Class B Common Stock does not have economic rights in Nerdy Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share of Class B Common Stock has not been presented.
Prior to the Earnout Transaction (see Note 1), the Company had outstanding Earnouts, which were subject to forfeiture if the achievement of certain stock price thresholds were not met within five years of the Reverse Recapitalization (assuming there is no change in control event). In accordance with ASC Topic 260, “Earnings Per Share,” Earnouts were excluded from weighted-average shares outstanding to calculate basic earnings (loss) per share as they are considered contingently issuable shares due to their potential forfeiture. Earnouts would have been included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date of their stock price thresholds were met and they were no longer subject to forfeiture. Additionally, for the periods when they were outstanding, Earnouts did not participate in losses but were eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc., and as a result, were considered participating securities for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share was computed using the two-class method. Under the two-class method, net earnings attributable to Class A Common Stock, if any, were allocated to Class A Common Stock and Earnouts as if all of the net earnings for the period had been distributed.
Basic earnings (loss) per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of non-qualified stock options (“Stock Option(s)”), stock appreciation rights (“SAR(s)”), restricted stock awards (“RSA(s)”), restricted stock units (“RSU(s)”), if any, using the “treasury stock” method and the Combined Interests (as defined in Note 5) that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. Prior to the Warrant Transactions and Earnout Transaction (see Note 1), the average number of shares of Class A Common Stock used for diluted earnings (loss) per share was also adjusted for the dilutive effect of Warrants and Earnouts, if any, using the “treasury stock” method. Net earnings (loss) for diluted earnings (loss) per share is adjusted for Nerdy Inc.’s share of Nerdy LLC’s consolidated net loss, net of Nerdy Inc. taxes, after giving effect to dilutive securities. Additionally, net earnings (loss) for diluted earnings (loss) per share was adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent they were dilutive.
Defined Contribution Plan
The Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $1,105, $868, and $337 for the years ended December 31, 2023, 2022, and 2021, respectively.

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
Recently Issued
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 (i.e., Nerdy’s financial statements for the year ending December 31, 2025), with early adoption permitted. This ASU requires a prospective method of adoption, but allows for a retrospective method of adoption. The Company is currently evaluating the impact of this ASU on its disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 updates reportable segment disclosure primarily by requiring disclosures of significant segment expenses, while also aligning interim and annual disclosure requirements under ASC Topic 280. Additionally, this requires a public entity that has a single reportable segment to provide all the disclosures required by this ASU and all existing segment disclosures in ASC Topic 280. This ASU is effective for annual periods beginning after December 15, 2023 (i.e., Nerdy’s financial statements for the year ending December 31, 2024) and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU requires a retrospective method of adoption. The Company is currently evaluating the impact of this ASU on its disclosures.
Recently Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts, and trade receivables, as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities, and other financial assets measured at fair value through other comprehensive income and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as a reduction in the amortized cost of the securities, and provides for additional disclosure requirements. The Company adopted this ASU on January 1, 2023 in accordance with the ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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
NOTE 5 — NONCONTROLLING INTERESTS
As of December 31, 2023, Legacy Nerdy Holders owned 67,256 OpCo Units, equal to a 38.7% of the economic interest in Nerdy LLC, and 67,256 shares of Class B Common Stock. As of December 31, 2022, Legacy Nerdy Holders owned 65,948

OpCo Units, excluding Earnouts, equal to a 42.1% of the economic interest in Nerdy LLC, excluding Earnouts, and 65,948 shares of Class B Common Stock, excluding Earnouts.
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
Nerdy Inc. owned 61.3% and 57.9% of the outstanding OpCo units as of December 31, 2023 and December 31, 2022, respectively. Following the Reverse Recapitalization, the financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders is rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
Prior to the Earnout Transaction (see Note 1), the Company excluded Earnouts in the calculation of the ownership interests in Nerdy LLC as the Earnouts were subject to forfeiture. As a result of the Earnout Transaction, 40% of the Earnouts are now regular OpCo Units, are no longer subject to forfeiture, and are now included in such calculations. The remaining 60% of the Earnouts were forfeited.

The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the periods presented.

	As Of and For The Year Ended December 31,
	2023	2022	2021
OpCo Units
Nerdy Inc.
Beginning of period	90,654	79,271	—
Issuance of OpCo units in connection with the Reverse Recapitalization (a)	—	—	79,233
Vesting or exercise of equity awards	8,388	5,534	38
Conversion of Combined Interests into Class A Common Stock	1,193	5,849	—
Issuance of OpCo units as a result of the Warrant Transactions	4,306	—	—
Inclusion of OpCo units as a result of the Earnout Transaction	1,875	—	—
End of period	106,416	90,654	79,271
Legacy Nerdy Holders
Beginning of period	65,948	70,629	—
Issuance of OpCo units in connection with the Reverse Recapitalization	—	—	70,613
Vesting or exercise of equity awards	645	1,168	16
Conversion of Combined Interests into Class A Common Stock	(1,193)	(5,849)	—
Issuance of OpCo units as a result of the Warrant Transactions	513	—	—
Inclusion of OpCo units as a result of the Earnout Transaction	1,343	—	—
End of period	67,256	65,948	70,629
Total
Beginning of period	156,602	149,900	—
Issuance of OpCo units in connection with the Reverse Recapitalization	—	—	149,846
Vesting or exercise of equity awards	9,033	6,702	54
Issuance of OpCo units as a result of the Warrant Transactions	4,819	—	—
Inclusion of OpCo units as a result of the Earnout Transaction	3,218	—	—
End of period	173,672	156,602	149,900
Ownership Percentage
Nerdy Inc.
Beginning of period	57.9%	52.9%	—%
End of period	61.3%	57.9%	52.9%
Legacy Nerdy Holders
Beginning of period	42.1%	47.1%	—%
End of period	38.7%	42.1%	47.1%
(a)Includes OpCo Units held by certain Legacy Nerdy Holders, who were issued 11,550 shares of Class A Common Stock of Nerdy Inc., excluding Earnouts, in connection with the Reverse Recapitalization, and therefore, indirectly, owned 11,550 OpCo Units of Nerdy LLC.
NOTE 6 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Year Ended December 31,
	2023	%	2022	%	2021	%
Consumer	$158,654	82%	$140,820	86%	$130,223	93%
Institutional	33,815	17%	19,054	12%	4,871	3%
Other (a)	930	1%	2,791	2%	5,570	4%
Revenue	$193,399	100%	$162,665	100%	$140,664	100%
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

	December 31,
	2023	2022
Accounts receivable, net	$15,398	$11,596
Deferred revenue	$20,480	$25,539
“Accounts receivable, net”, is shown net of reserves of $544 and $858 as of December 31, 2023 and 2022, respectively. The Company expects to recognize substantially all of the deferred revenue balance in the next twelve months.
NOTE 7 — RESTRUCTURING
In July 2023, the Company communicated workforce reductions primarily to certain variable hourly employees in tutor operations and IT customer support roles. The workforce reductions were the result of efficiencies gained through new recurring revenue relationships with higher lifetime value customers that simplify the Company’s operating model, as well as ongoing automation efforts involving self-service capabilities, the application of AI, and other efficiency efforts.
In December 2022, the Company announced the completion of workforce reductions of approximately 17% of its total workforce. The reductions primarily affected variable hourly roles and included a limited number of corporate fixed personnel roles. The new products and go-to-market strategies in both the Company’s Consumer and Institutional businesses, which focus on recurring revenue relationships with higher value customers, allow for a simplified sales model and generate operating efficiencies, including in the headcount needed to operate certain areas of the business.
Restructuring charges and the associated liabilities for employee-related costs are shown in the following table.

Balance, December 31, 2021	$—
Charge to expense	1,479
Cash payments	(1,366)
Non-cash charges	—
Balance, December 31, 2022	$113
Charge to expense	841
Cash payments	(954)
Non-cash charges	—
Balance, December 31, 2023	$—

Total expected restructuring charges	$2,320
Cumulative restructuring charges incurred to date	2,320
Remaining expected restructuring charges	$—
All of the total restructuring charges incurred during the year ended December 31, 2023 and were included in “General and administrative expenses,”in the Consolidated Statement of Operations. Of the total restructuring charges incurred during the year ended December 31, 2022, $345 and $1,134 were included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations. No restructuring charges were incurred during the year ended December 31, 2021.
NOTE 8 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 5), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. Prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, its net taxable loss and any related tax credits were allocated to its members. The year ended December 31, 2021 discussed below represents the period beginning September 21, 2021, the Closing Date of the Reverse Recapitalization, and ending December 31, 2021.
The following table presents expense for income taxes for the periods presented.

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State and local	109	19	40
	109	19	40
Deferred:
Federal	—	—	—
State and local	—	—	—
	—	—	—
Income tax expense	$109	$19	$40

Loss before income taxes	$(67,560)	$(63,889)	$(7,093)
Effective income tax rate	(0.16)%	(0.03)%	(0.56)%
Income tax expense recorded during the years ended December 31, 2023, 2022, and 2021 represents amounts owed to state authorities.
The following table presents a reconciliation of income tax expense with amounts computed at the federal statutory tax rate for the periods presented.

	Year Ended December 31,
	2023	2022	2021
Computed tax (21%)	$(14,188)	$(13,417)	$(1,489)
Partnership outside basis adjustments	2,266	(3,840)	(8,827)
Income tax benefit attributable to NCI	6,979	7,085	797
Income tax credit	(1,121)	(412)	(64)
Change in valuation allowance charged to expense	11,907	14,301	9,812
State income tax benefit, net of effect on federal tax	(2,888)	(2,406)	(190)
Other, net	(2,846)	(1,292)	1
Income tax expense	$109	$19	$40
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

	December 31, 2023			December 31, 2022
	Assets	Liabilities	Net	Assets	Liabilities	Net
Investment in Nerdy LLC (a)	$72,759	$—	$72,759	$63,501	$—	$63,501
Net operating loss and credit carryforwards	34,504	—	34,504	23,095	—	23,095
Other items	—	—	—	178	—	178
Total gross deferred income taxes	107,263	—	107,263	86,774	—	86,774
Valuation allowance	(107,263)	—	(107,263)	(86,774)	—	(86,774)
Total deferred taxes	$—	$—	$—	$—	$—	$—
(a)The Company’s deferred tax asset for investment in partnership relates to excess tax outside basis over financial reporting outside basis in Nerdy LLC, which is treated as a partnership for U.S. federal income tax purposes.
At September 20, 2021, the Closing Date of the Reverse Recapitalization, the Company assessed the realizability of the net deferred tax assets, and in that analysis, considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the

Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by Nerdy LLC over the three year period ended September 20, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. After consideration of all these factors, the Company recorded a full valuation allowance against the deferred tax assets at Nerdy Inc. as of the Closing Date of the Reverse Recapitalization. The initial recognition of the Company’s deferred tax assets and valuation allowance was recorded to “Additional paid-in capital”, and resulted in a net zero impact to the Company’s consolidated balance sheet. At both December 31, 2023 and 2022, the Company continued to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. The full valuation allowance will remain until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The following table summarizes changes to the Company’s valuation allowance for the periods presented.

	As Of and For The Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$(86,774)	$(60,483)	$—
Reverse Recapitalization (a)	—	—	(50,671)
Provision charged to expense	(11,907)	(14,301)	(9,812)
Provision charged to additional paid-in capital	(8,582)	(11,990)	—
Balance, end of year	$(107,263)	$(86,774)	$(60,483)
(a)The initial recognition of the Company’s valuation allowance in connection with the Reverse Recapitalization was recorded to additional paid-in capital on the consolidated balance sheet.
As of December 31, 2023, the Company had U.S. federal net operating loss (“NOL”) and credit carryforwards totaling $28,571, which have expiration dates ranging from 2035 to extending indefinitely without expiration, as well as state NOL carryforwards totaling $5,932, which have various expiration dates extending through 2043.
The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. At both December 31, 2023 and 2022, the Company had not recorded any uncertain tax positions, nor any accrued interest or penalties on the Consolidated Balance Sheets. During the years ended December 31, 2023, 2022, and 2021, the Company did not record any interest and penalties in “Income tax expense” in the Consolidated Statements of Operations.
Nerdy Inc.’s U.S. federal, state, and local jurisdiction income tax returns for the tax years ended December 31, 2022 and 2021 are generally open and subject to examination by the tax authorities in each respective jurisdiction. Additionally, there is an open examination of an annual filing of Nerdy LLC in the U.S. for a period prior to the Reverse Recapitalization. At this time, the Company does not anticipate material adjustments to its financial statements resulting from tax examinations currently in progress.
NOTE 9 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock. Basic and diluted loss per share for the year ended December 31, 2021 represents the period from September 21, 2021 to December 31, 2021, the period when the Company had Class A and Class B Common Stock outstanding. Class B Common Stock does not have economic rights in Nerdy Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B Common Stock has not been presented. Prior to the Earnout Transaction (see Note 1), Earnouts did not participate in profits or losses but were eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc., and as a result, were considered participating securities for basic and diluted loss per share. As such, basic and diluted loss per share was computed using the two-class method. Under the two-class method, net earnings attributable to Class A Common Stock, if any, were allocated to Class A Common Stock and Earnouts as if all of the net earnings for the period had been distributed. For additional information, see Notes 1 and 2.
Basic loss per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of Stock Options, SARs, RSAs, RSUs, if any, using the “treasury stock” method and for the Combined Interests that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. Prior to the Warrant Transactions and Earnout Transaction (see Note 1), the average number of shares of Class A

Common Stock used for diluted earnings (loss) per share was also adjusted for the dilutive effect of Warrants and Earnouts, if any, using the “treasury stock” method. “Net loss attributable to Class A Common Stockholders for diluted loss per share” is adjusted for the Nerdy Inc.’s share of Nerdy LLC’s consolidated net loss, net of Nerdy Inc. taxes, after giving effect to dilutive securities. Additionally, “Net loss attributable to Class A Common Stockholders for diluted loss per share” was adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants were dilutive.

	Year Ended December 31,
	2023	2022	2021
Net Loss Attributable to Class A Common Stockholders	$(40,174)	$(35,399)	$(3,779)
Less: Undistributed net earnings attributable to participating securities	—	—	—
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(40,174)	$(35,399)	$(3,779)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	97,157	85,873	79,236

Basic and Diluted loss per share of Class A Common Stock	$(0.41)	$(0.41)	$(0.05)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the periods presented as they were anti-dilutive.

	Year Ended December 31,
	2023	2022	2021
Stock options	1,394	974	3,347
Stock appreciation rights	5,759	6,548	7,476
Restricted stock awards	119	866	2,809
Restricted stock units	15,072	14,683	8,859
Restricted stock units - founder’s award	9,258	9,258	9,258
Warrants	—	19,311	19,311
Earnouts	—	7,964	7,964
Combined Interests that can be converted into shares of Class A Common Stock	67,256	65,948	70,629
NOTE 10 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2023	2022	2021
Cash and cash equivalents	$74,824	$90,715	$143,964
Restricted cash included in Other current assets	184	516	1,083
Restricted cash included in Other assets	132	316	832
Total Cash, Cash Equivalents, and Restricted Cash shown in the Consolidated Statements of Cash Flows	$75,140	$91,547	$145,879
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its office lease in Tempe, Arizona. At December 31, 2021, restricted cash included deposits due to Legacy Nerdy LLC Holders.

NOTE 11 — FIXED ASSETS, NET
Fixed assets, net consisted of:

	December 31,
	2023	2022
Capitalized internal use software	$37,066	$29,318
Office equipment	3,169	3,616
Leasehold improvements	1,855	1,489
Furniture & fixtures	604	941
Other	800	800
	43,494	36,164
Accumulated depreciation	(27,106)	(23,660)
	$16,388	$12,504
The following table presents amortization expense related to capitalized internal use software and depreciation expense recorded by the Company in the Consolidated Statements of Operations for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2023	2022	2021
Amortization expense related to capitalized internal use software	Cost of revenue	$5,268	$4,865	$4,485
Depreciation expense	General and administrative expenses	898	1,054	835
NOTE 12 — INTANGIBLE ASSETS, NET
The Company’s intangibles assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Consolidated Balance Sheets for the periods presented.

	December 31,
	2023	2022
Carrying amount	$6,122	$5,956
Accumulated amortization	(3,061)	(2,382)
	$3,061	$3,574
The following table presents amortization expense related to intangible assets recorded by the Company in the Consolidated Statements of Operations for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2023	2022	2021
Amortization expense related to intangible assets	General and administrative expenses	$606	$602	$1,069
At December 31, 2021, the Company recorded a write-off of other intangible assets of $3,009 for the Veritas Prep definite-lived trade name to adjust its net carrying value to zero. The write-off of the Veritas Prep trade name was the result of a strategic decision made by management in December 2021 to abandon the legacy Veritas business as the Company will no longer sell new services under the Veritas Prep trade name.
For the definite-lived intangible assets recorded as of December 31, 2023, estimated amortization expense for the next five years is as follows:

2024	$612
2025	612
2026	612
2027	612
2028	613

NOTE 13 — OTHER CURRENT LIABILITIES

	December 31,
	2023	2022
Accrued compensation	3,402	2,070
Accrued legal settlements	2,075	305
Operating lease liabilities	1,317	1,528
Accrued taxes	1,020	782
Accrued insurance	940	1,101
Accrued credit card	718	505
Customer refunds	481	—
Accrued score guarantee	139	603
Other	1,590	1,699
	$11,682	$8,593
NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes.
Prior to the Warrant Transactions and Earnout Transaction (see Note 1), the Company had issued and outstanding Warrants and Earnouts to non-employees. The Warrants and Earnouts held by non-employees were not in the scope of ASC Topic 718 “Compensation—Stock Compensation” and were classified as derivative liabilities under ASC Topic 480, “Distinguishing Liabilities from Equity” or ASC Topic 815, “Derivatives and Hedging.” Derivative Warrant and Earnout liabilities were classified as non-current liabilities as their liquidations were not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company did not offset derivative assets and liabilities within the Consolidated Balance Sheets. At December 31, 2022, the number of Non-employee Warrants and Earnouts contracts issued and outstanding was 19,122 and 7,655, respectively.
As a result of the Warrant Transactions and Earnout Transaction, the Warrants held by non-employees were exchanged or exercised for shares of Class A Common Stock or OpCo Units (with an equivalent number of shares of Class B Common Stock) and the portion of the Earnouts held by non-employees that remained outstanding are no longer subject to forfeiture. As such, the Company reviewed the classification of the Warrants and Earnouts issued to non-employees under ASC Topic 480 or ASC 815 and concluded the fair value of the Warrant and Earnout liabilities should be reclassified to stockholders’ equity. Immediately prior to closing of the transactions, the Company recorded the Warrants and Earnouts issued to non-employees at their fair values, and included these fair value adjustments in “Unrealized loss (gain) on derivatives, net” in the Consolidated Statements of Operations for the year ended December 31, 2023. At the closing of the transactions, the Company reclassified the fair values of the Warrants and Earnouts issued to non-employees to additional paid-in capital and noncontrolling interests within stockholders’ equity from other liabilities, which resulted in a decrease to other liabilities and a corresponding increase to additional paid-in capital and noncontrolling interests on the consolidated balance sheet. At December 31, 2023, no Warrant and Earnout contracts issued to non-employees were outstanding.
The following table presents the balance sheet location and fair value of the Company’s derivative liability instruments on a gross basis, none of which are designated as hedging instruments under ASC Topic 815.

		December 31,
	Balance Sheet Location	2023	2022
Non-employee Warrants	Other liabilities	$—	$4,398
Non-employee Earnouts	Other liabilities	—	7,658
		$—	$12,056

The following table presents the effects of the Company’s derivative instruments on the Company’s Consolidated Statement of Operations for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2023	2022	2021
Non-employee Warrants	Unrealized loss (gain) on derivatives, net	$11,091	$(12,812)	$(24,095)
Non-employee Earnouts	Unrealized loss (gain) on derivatives, net	2,294	(13,808)	(46,946)
		$13,385	$(26,620)	$(71,041)
NOTE 15 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	December 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-employee Warrants	$—	$—	$—	$—	$4,398	$2,070	$2,328	$—
Non-employee Earnouts	—	—	—	—	7,658	—	—	7,658
	$—	$—	$—	$—	$12,056	$2,070	$2,328	$7,658
The Company holds certain items that are required to be disclosed at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company’s calculation of the fair value of liabilities associated with Public Warrants issued to non-employees was calculated using the market approach based upon the quoted market price of Nerdy Inc.’s Public Warrants at the end of the period. The Company’s calculation of the fair value of liabilities associated with the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees was calculated based upon the quoted price for similar liabilities (the Public Warrants issued to non-employees) in active markets at the end of the period. As such, the Private Placement Warrants, FPA Warrants, and OpCo Warrants issued to non-employees were classified as Level 2. For additional information, see Note 1 and Note 14.
The fair value of liabilities associated with the Non-employee Earnouts was measured on a recurring basis using the Monte Carlo Option Pricing Method. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. For additional information on the Non-employee Earnouts see Notes 1 and 14. The following table summarizes the Level 3 activity measured on a recurring basis.

Balance, December 31, 2022	$7,658
Mark-to-market loss on Non-employee Earnouts	2,294
Reclassification to equity as a result of the Earnout Transaction	(9,952)
Balance, December 31, 2023	$—
The fair value of each Earnout (both employee and non-employee) was estimated using the Monte Carlo Option Pricing Method. Inherent in the Monte Carlo Option Pricing Method were assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimated volatility based on the implied volatility using historical volatility of the Company’s Public Warrants. The expected life of the Earnouts was assumed to be equivalent to their remaining contractual term. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Earnouts. The Company anticipated the dividend rate was zero.
The following table presents the assumptions used for the initial measurement of the Earnouts (both employee and non-employee) on September 20, 2021 and to remeasure the fair value of outstanding Non-employee Earnouts liabilities as of December 31, 2022.

	December 31, 2022	September 20, 2021
Expected term (in years)	3.72	5.00
Stock price	$2.25	$11.20
Expected stock price volatility	79.0%	35.0%
Risk-free interest rate	4.1%	0.8%
Expected dividends	—%	—%
Fair Value (per Earnout)	$1.00	$8.94
The Company’s financial assets and liabilities also include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months).
Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. For additional information on definite-lived assets and goodwill, see Notes 2, 11, and Note 12. There were no fair value measurement adjustments recognized related to definite-lived assets and goodwill during the years ended December 31, 2023, 2022, and 2021.
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
In connection with the Reverse Recapitalization (see Note 1), Nerdy Inc.’s Board of Directors approved repayment in full by Nerdy LLC of the previously forgiven principal amount and accrued interest of the Promissory Note. Accordingly, Nerdy LLC recorded the Promissory Note principal balance of $8,293 and accrued interest of $102 on the consolidated balance sheet, and reported a loss of $8,395, which was included in “Other (income) expense, net” in the Consolidated Statement of Operations for the year ended December 31, 2021. Nerdy LLC repaid the Promissory Note principal balance and accrued interest, which is included in “Net Cash Used In Operating Activities” in the Consolidated Statement of Cash Flows for the year ended December 31, 2021.
NOTE 17 — LEASES
The Company leases office space in St. Louis, Missouri and in Tempe, Arizona through operating lease agreements. Additionally, the Company subleases its Tempe, AZ office space as a result of a sublease agreement entered into in 2020. The Company has no finance lease agreements. The lease in St. Louis, MO has a remaining term of approximately 7 years, with two extension options. The lease and sublease in Tempe, AZ each have a remaining term of approximately two years. The Company makes payments to the lessor of the office space in Tempe, AZ, while receiving payments from the sublessee.
The following table presents the balance sheet location of the Company’s operating leases.

	December 31,
	2023	2022
ROU assets
Other assets	$3,612	$2,925

Lease liabilities:
Other current liabilities	$1,317	$1,528
Other liabilities	3,348	1,863
Total lease liabilities	$4,665	$3,391
The following table presents maturities of the Company’s operating lease liabilities as of December 31, 2023.

December 31, 2023
2024	$1,656
2025	1,205
2026	571
2027	581
2028	592
Thereafter	1,423
Total future minimum payments	$6,028
Less: Implied interest	1,363
Total lease liabilities	$4,665
The following table presents supplemental operations statement information related to the Company’s operating leases and sublease agreements for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2023	2022	2021 (a)
Operating lease expense	General and administrative expenses	$1,577	$1,541	$1,213
Variable lease expense	General and administrative expenses	179	110	—
Sublease income	General and administrative expenses	(1,028)	(1,008)	(602)
(a)Rent expense and sublease income as reported under ASC Topic 840, Leases.
As of December 31, 2023, the weighted-average remaining lease term and the weighted-average IBR of the Company’s operating leases was approximately 4.97 years and 8.22%, respectively. As of December 31, 2022, the weighted-average remaining lease term and the weighted-average IBR of the Company’s operating leases was approximately 2.30 years and 3.50%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $1,808 and $1,629 for the years ended December 31, 2023 and 2022, respectively. ROU assets obtained in exchange for operating lease liabilities during the year ended December 31, 2023 were $2,776. No ROU assets were obtained in exchange for operating lease liabilities during the years ended December 31, 2022.
NOTE 18 — RELATED PARTIES
Tax Receivable Agreement
Nerdy Inc. has a Tax Receivable Agreement with the TRA Holders. The Tax Receivable Agreement generally provides for the payment by Nerdy Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax that Nerdy Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the Reverse Recapitalization as a result of (i) certain increases in tax basis that occur as a result of (A) the Reverse Recapitalization

(including as a result of cash received in the Reverse Recapitalization and debt repayment occurring in connection with the Reverse Recapitalization) or (B) exercises of the redemption or call rights set forth in the Nerdy LLC operating agreement, as amended; and (ii) imputed interest deemed to be paid by Nerdy Inc. as a result of, and additional basis arising from, any payments Nerdy Inc. makes under the Tax Receivable Agreement. Nerdy Inc. will retain the benefit of the remaining 15% of these net cash savings. If Nerdy Inc. elects to terminate the Tax Receivable Agreement early, Nerdy Inc. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it to the TRA Holders under the Tax Receivable Agreement (based upon certain valuation assumptions and deemed events set forth in the Tax Receivable Agreement).
As of December 31, 2023, Nerdy Inc. has not recognized a liability of $114,951 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the years ended December 31, 2023, 2022, or 2021. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.
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
In 2019, a Complaint was filed in a Superior California Court against Varsity Tutors alleging that Varsity Tutors misclassified California tutors as independent contractors as opposed to employees in violation of the California Labor Code and seeking penalties and other remedies under California’s Private Attorneys General Act (“PAGA”). In October 2023, Varsity Tutors agreed to a tentative settlement in this matter, which remains subject to Court approval (as required by PAGA) in mid-2024. The Company expensed $1,700 related to this matter during the year ended December 31, 2023, which was included in “General and administrative expenses” in the Consolidated Statements of Operations. At December 31, 2023, the Company accrued $2,000 for this matter, which was included in “Other current liabilities” on the Consolidated Balance Sheet.
For other proceedings challenging the classification of third-party Experts on its platform as independent contractors, the Company believes that it is at most only reasonably possible and not probable that Varsity Tutors will incur a loss under these legal and regulatory proceedings because of the Company’s significant experience with such claims of this nature, as well as the Company’s analysis of the facts and circumstances related to current claims. Additionally, the amount of loss cannot be reasonably estimated because the amount of loss contingency is often based on certain variable inputs (e.g., platform usage by the Expert, number of plaintiffs/claimants, jurisdiction, etc.) which make the determination of a range of loss not possible. As a result, there was no accrual recorded on the Consolidated Balance Sheets at December 31, 2023 or 2022 related to these matters. No expense was recorded in the years ended December 31, 2023, 2022, or 2021 related to these matters.
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

NOTE 20 — STOCK-BASED COMPENSATION
Prior to the Reverse Recapitalization, Nerdy LLC’s employees and executives participated in the Nerdy 2016 U.S. Unit Appreciation Rights Plan, the 2016 Canadian Unit Appreciation Rights Plan and the Varsity Tutors, LLC Incentive Unit Plan (collectively, the “Legacy Plans”). The Legacy Plans consisted of unit appreciation rights (“UAR(s)”) and profit interest units (“PIU(s)”). UARs were subject to multi-year, time-based, graded, vesting schedules, typically over four or five years; and were only eligible for payment upon certain triggering events or as determined by Nerdy LLC’s former board of managers. At settlement, UAR holders would have received the difference between the hurdle rate at issuance and the fair market value of a historical common unit of Nerdy LLC at the time of settlement. Because UARs were only settled upon the outcome of certain events, expense would only be recognized until such time that a triggering event is deemed to be probable. As no such triggering event existed prior to the Reverse Recapitalization, Nerdy LLC did not record expense related to the UARs in the period prior to the Reverse Recapitalization. PIUs represented a non-voting equity interest in Nerdy LLC that entitled the holder to appreciation in the historical equity value of Nerdy LLC arising after the date of grant and after such time as an applicable hurdle amount is met. PIUs were subject to multi-year, time-based, graded, vesting schedules, typically over a four to six year period. Prior to the Reverse Recapitalization, Nerdy LLC recognized the cost of the PIUs straight-line over the period during which the employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).
In connection with the Reverse Recapitalization (see Note 1), UARs and PIUs were exchanged for Nerdy Inc. equity awards and cash. Nerdy LLC’s UARs were converted into SARs of Nerdy Inc. and Nerdy LLC’s PIUs were converted into either shares of Class B Common Stock, OpCo Units and cash, or RSAs. Holders of UARs received cash, SARs, or a combination of both. Holders of vested PIUs received a combination of OpCo Units (with an equivalent number of shares of Class B Common Stock) and cash. Holders of unvested PIUs received RSAs with the underlying equity being OpCo Units (with an equivalent number of shares of Class B Common Stock).
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
Prior to the Warrant Transactions and the Earnout Transaction and issued as a result of the Reverse Recapitalization, the Company had outstanding Warrants and Earnouts (see Note 1). Warrants and Earnouts issued to current employees as of September 20, 2021 (the “Employee Warrants” and the “Employee Earnouts,” respectively) were classified as stock-based compensation under ASC Topic 718 as these Warrants and Earnouts were granted conditionally based upon employment. Former employees were not granted Warrants and Earnouts. The Company recorded the fair value of the Employee Warrants and Employee Earnouts as stock-based compensation expense of $408 and $2,763, respectively, at the Closing Date as there was no required service period after that date. Of the total Employee Warrant expense, $79 and $329 was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations for the year ended December 31, 2021. Of the total Employee Earnout expense, $46 and $2,717 was included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations for the year ended December 31, 2021. The grant date fair value of the Employee Earnout was determined using a Monte Carlo simulation. See Note 15 for the assumptions used to value the Employee Earnouts granted during the year ended December 31, 2021.
Total compensation cost for the Company’s non-cash stock-based compensation awards recognized in the years ended December 31, 2023, 2022, and 2021 consisted of:

	Year Ended December 31,
Financial Statement Location	2023	2022	2021
Sales and marketing expenses	$2,795	$4,086	$3,378
General and administrative expenses	41,474	43,158	51,039
Fixed assets, net (capitalized internal use software)	2,441	2,402	543
Total non-cash stock-based compensation costs	$46,710	$49,646	$54,960
As of December 31, 2023, the total compensation cost related to non-vested awards not yet recognized was $83,445, which is expected to be recognized over a weighted-average period of 2.16 years. The Company did not recognize any deferred tax benefit related to non-cash stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021 as it had recorded a full valuation allowance against the deferred tax assets at Nerdy Inc. as of and for the years ended December 31, 2023, 2022, 2021. For additional discussion, see Note 8. Prior to the Reverse Recapitalization, Nerdy LLC was a partnership. As such, any deferred tax benefit related to non-cash stock-based compensation expense was allocated to its members. As of December 31, 2023 and 2022, total non-cash stock-based compensation costs, net of accumulated amortization, capitalized as “Capitalized internal use software” on the Consolidated Balance Sheets were $3,958 and $2,533, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company amortized previously capitalized non-cash stock-based compensation costs of $1,016 and $406, and $6, respectively, which was included in “Cost of revenue” in the Consolidated Statements of Operations.

SARs (formerly UARs)

in thousands, except SARs, which are in ones, or where otherwise indicated	SARs	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,547,981	$2.19
Granted	—	—
Exercised	(612,558)	2.00
Forfeited	(176,834)	2.38
Expired	—	—
Outstanding at December 31, 2023	5,758,589	2.20	5.56	$7,614
Vested and expected to vest as of December 31, 2023	5,758,589	2.20	5.56	7,614
Exercisable at December 31, 2023	5,113,162	2.16	5.47	6,813
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
The total intrinsic value of SARs exercised during the years ended December 31, 2023 and 2022 was $1,171 and $636, respectively. There were zero SARs exercised during 2021 after the Reverse Recapitalization. In connection with the Reverse Recapitalization, certain holders of UARs received cash in exchange for a portion of their vested UARs.
RSAs (formerly PIUs)

RSAs are in ones and where otherwise indicated	RSAs	Weighted-Average Grant Date Fair Value Per Share
Nonvested RSAs at December 31, 2022	866,107	$1.64
Granted	—	—
Vested	(645,028)	1.51
Forfeited	(101,908)	0.95
Nonvested RSAs at December 31, 2023	119,171	2.96

The total vest date fair value of RSAs was approximated using the quoted market price of the Class A Common Stock on the vest date. The total vest date fair value of RSAs that vested during the years ended December 31, 2023 and 2022 was $2,103 and $3,591, respectively. The total vest date fair value of RSAs that vested during 2021 after the Reverse Recapitalization was $930. In connection with the Reverse Recapitalization, holders of RSAs that vested prior to the Reverse Recapitalization received a combination of OpCo Units (with an equivalent number of shares of Class B Common Stock) and cash.
Stock Options

Stock Options are in ones and where otherwise indicated	Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2022	973,599	$7.22
Granted	555,769	3.00
Exercised	—	—
Forfeited	(47,000)	11.20
Expired	(88,750)	11.20
Outstanding at December 31, 2023	1,393,618	5.15	8.38	$318
Vested and expected to vest as of December 31, 2023	1,393,618	5.15	8.38	318
Exercisable at December 31, 2023	658,241	6.77	7.59	26
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

	2023	2022	2021
Expected term (in years)	5.50	5.65	6.26
Expected stock price volatility	83.0%	66.9%	59.5%
Risk-free interest rate	3.4%	2.9%	1.0%
Expected dividends	—%	—%	—%
Fair Value (per stock option)	$2.10	$2.12	$6.24
There were no stock options exercised during the years ended December 31, 2023, 2022, or 2021.
RSUs

RSUs in ones and where otherwise indicated	RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2022	14,682,593	$3.60
Granted	11,475,317	3.83
Vested	(8,091,874)	3.53
Forfeited	(2,994,305)	3.71
Nonvested at December 31, 2023	15,071,731	3.79
The grant date fair value of each RSU award was determined based upon the closing price of the Company’s Class A Common Stock on the date of grant. The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $3.83, $2.71, and $5.71, respectively. The total vest date fair value of RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $27,627, $17,388, and $189, respectively.

RSUs - Founder’s Award

RSUs - Founder’s Award in ones and where otherwise indicated	RSUs - Founder’s Award	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2022	9,258,298	$5.06
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2023	9,258,298	5.06
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
As a result of the Warrant Transactions and Earnout Transaction, the Warrants held by employees were exchanged or exercised for shares of Class A Common Stock or OpCo Units (with an equivalent number of shares of Class B Common Stock) and the portion of the Earnouts held by non-employees that remained outstanding are no longer subject to forfeiture (see Note 1). At December 31, 2023, no Warrant and Earnout contracts issued to employees were outstanding.
Employee Warrants

Employee Warrants are in ones and where otherwise indicated	Employee Warrants	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2022	188,958	$11.50
Granted	—	—
Exchanged or Exercised	(188,958)	11.50
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2023	—	—	—	$—
The grant date fair value per share of Employee Warrants was determined using the market approach based upon the closing price of the Public Warrants on the date of grant, which was $2.16.

Employee Earnouts

Employee earnouts in ones and where otherwise indicated	Employee Earnouts	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2022	309,179	$8.94
Granted	—	—
Vested	(120,353)	8.94
Forfeited	(188,826)	8.94
Nonvested at December 31, 2023	—	—
NOTE 21 — MEMBERS’ EQUITY OF NERDY LLC
Prior to the Reverse Recapitalization, Nerdy LLC had historical equity described below authorized, issued and outstanding. As discussed in Note 1, Legacy Nerdy Holders received cash, Class A Common Stock, or Class B Common Stock, and OpCo Units in exchange for their Historical Nerdy LLC Equity, pursuant to the terms of the Business Combination Agreement. The Company recasted Historical Nerdy LLC Equity outstanding for the period prior to the Reverse Recapitalization, reflecting the exchange ratio of 1-for-0.64 (see Note 2). The historical Nerdy LLC units disclosed in this note give effect to the conversion for all periods presented, without any change to par value or per unit amounts. The Company has not made retroactive adjustments related to the historical book values of Historical Nerdy LLC Equity as the adjustments were considered immaterial.
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
The following table summarizes the changes to Nerdy LLC’s Class B Units for year ended December 31, 2021. The exchange of Nerdy LLC Class B Units and Class C Units related to the Reverse Recapitalization was initially recorded to additional paid-in capital and subsequently to cash and cash equivalents to the extent Legacy Nerdy LLC Holders received cash, on the consolidated balance sheet.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on that evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2023, our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, no director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is included in the Company’s definitive proxy statement for its 2024 annual meeting of stockholders, to be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2023 (the “2024 Proxy Statement”) and is hereby incorporated by reference. Information regarding executive officers of the Company is included under the heading “Information about our Executive Officers” in “Business” in Part I, Item 1 of this report.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is included in the 2024 Proxy Statement and is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is included in the 2024 Proxy Statement and is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is included in the 2024 Proxy Statement and is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is included in the 2024 Proxy Statement and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Documents filed as a part of this report:
1.Financial Statements. The following consolidated financial statements of Nerdy Inc. are filed as a part of this document under Part II, Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2022, and 2021
•Consolidated Balance Sheets at December 31, 2023 and 2022
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023, 2022, and 2021
•Notes to Consolidated Financial Statements
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

†10.19	Nerdy Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 filed with Nerdy’s Form 8-K filed by Nerdy Inc. on May 5, 2023 (File No. 001-39595)).

10.20
Amendment No.1 to the Warrant Agreement, dated as of September 26, 2023, by and between Nerdy Inc. and Continental Stock & Transfer Trust Company, as warrant agent (incorporated by reference to Exhibit 10.1 filed with Nerdy Inc.'s Form 8-K filed by Nerdy Inc. on September 26, 2023 (File No. 001-39595)).

10.21
Form of Earnout Equity Cancellation and Release Agreement, by and among Nerdy Inc., Nerdy LLC, and each of the holders party thereto (incorporated by reference to Exhibit 10.2 filed with Nerdy Inc.’s Form 8-K filed by Nerdy Inc. on September 26, 2023 (File No. 001-39595)).

21.1	List of Subsidiaries of Nerdy Inc. (incorporated by reference to Exhibit 21.1 filed with Nerdy Inc.’s Form S-1 filed by Nerdy Inc. on October 15, 2021 (File No. 333-260266)).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (Included under Signatures).
31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024.

32.1*	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024.

97.1	Nerdy Inc. Compensation Recovery Policy.

101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document.

101.CAL	iXBRL (Inline XBRL) Taxonomy Calculation Linkbase Document.

101.DEF	iXBRL (Inline XBRL) Taxonomy Definition Linkbase Document.

101.LAB	iXBRL (Inline XBRL) Taxonomy Label Linkbase Document.

101.PRE	iXBRL (Inline XBRL) Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline XBRL) and contained in Exhibit 101.
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

Nerdy Inc.

Date: February 27, 2024	By:	/s/ Charles Cohn
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

Signature	Title	Date

/s/ Charles Cohn	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 27, 2024
Charles Cohn

/s/ Jason Pello	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Jason Pello

/s/ Catherine Beaudoin	Director	February 27, 2024
Catherine Beaudoin

/s/ Robert Hutter	Director	February 27, 2024
Robert Hutter

/s/ Christopher Marshall	Director	February 27, 2024
Christopher Marshall

/s/ Gregory Mrva	Director	February 27, 2024
Gregory Mrva

/s/ Kathleen Philips	Director	February 27, 2024
Kathleen Philips

/s/ Stuart Udell	Director	February 27, 2024
Stuart Udell