Form 10-Q
period 2024-03-31
Nerdy Inc.
filed 2024-05-07
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Class A common stock, par value $0.0001 per share - 109,002,565 shares of common stock as of April 30, 2024
Class B common stock, par value $0.0001 per share - 66,694,991 shares of common stock as of April 30, 2024

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$53,727	$49,180
Cost of revenue	17,212	15,290
Gross Profit	36,515	33,890
Sales and marketing expenses	17,392	15,560
General and administrative expenses	31,976	29,700
Operating Loss	(12,853)	(11,370)
Unrealized loss on derivatives, net	—	21,682
Interest income	(886)	(833)
Other expense, net	25	11
Loss before Income Taxes	(11,992)	(32,230)
Income tax expense	23	23
Net Loss	(12,015)	(32,253)
Net loss attributable to noncontrolling interests	(4,569)	(13,322)
Net Loss Attributable to Class A Common Stockholders	$(7,446)	$(18,931)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.07)	$(0.21)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	107,951	91,776
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net Loss	$(12,015)	$(32,253)
Foreign currency translation adjustments	(10)	34
Total Comprehensive Loss	(12,025)	(32,219)
Comprehensive loss attributable to noncontrolling interests	(4,573)	(13,308)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(7,452)	$(18,911)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$76,960	$74,824
Accounts receivable, net	9,632	15,398
Other current assets	5,412	4,815
Total Current Assets	92,004	95,037
Fixed assets, net	16,761	16,388
Goodwill	5,717	5,717
Intangible assets, net	2,894	3,061
Other assets	3,973	4,541
Total Assets	$121,349	$124,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,620	$3,443
Deferred revenue	16,300	20,480
Other current liabilities	12,123	11,682
Total Current Liabilities	33,043	35,605
Other liabilities	3,127	3,533
Total Liabilities	36,170	39,138
Stockholders’ Equity
Class A common stock	11	11
Class B common stock	7	7
Additional paid-in capital	575,495	567,709
Accumulated deficit	(522,727)	(515,281)
Accumulated other comprehensive income	25	31
Total Stockholders’ Equity Excluding Noncontrolling Interests	52,811	52,477
Noncontrolling interests	32,368	33,129
Total Stockholders’ Equity	85,179	85,606
Total Liabilities and Stockholders’ Equity	$121,349	$124,744
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net Loss	$(12,015)	$(32,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	1,638	1,553
Amortization of intangibles	152	150
Unrealized loss on derivatives, net	—	21,682
Non-cash stock-based compensation expense	11,112	11,049
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	5,766	5,263
(Increase) decrease in other current assets	(597)	1,163
Decrease in other assets	546	357
Increase in accounts payable	1,862	949
Decrease in deferred revenue	(4,180)	(3,285)
Increase in other current liabilities	305	686
Decrease in other liabilities	(236)	(520)
Net Cash Provided By Operating Activities	4,353	6,794
Cash Flows From Investing Activities
Capital expenditures	(2,221)	(982)
Net Cash Used In Investing Activities	(2,221)	(982)
Cash Flows From Financing Activities
Net Cash Used In Financing Activities	—	—
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	4	(7)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	2,136	5,805
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	75,140	91,547
Cash, Cash Equivalents, and Restricted Cash, End of Period	$77,276	$97,352

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$486	$524
Purchase of fixed assets included in accounts payable	35	—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended March 31,
	2024	2023
Class A Common Stock
Beginning of period	$11	$9
Activity under stock compensation plans	—	1
End of period	11	10
Class B Common Stock
Beginning and end of period	7	7
Additional Paid-In Capital
Beginning of period	567,709	522,031
Non-cash stock-based compensation	11,488	11,247
Activity under stock compensation plans	—	(1)
Conversion of combined interests into Class A common stock	253	181
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(3,955)	(4,048)
End of period	575,495	529,410
Accumulated Deficit
Beginning of period	(515,281)	(475,107)
Net loss	(7,446)	(18,931)
End of period	(522,727)	(494,038)
Accumulated Other Comprehensive Income
Beginning of period	31	(12)
Foreign currency translation adjustments	(6)	20
End of period	25	8
Total Stockholders’ Equity Excluding Noncontrolling Interests	52,811	35,397
Noncontrolling Interests
Beginning of period	33,129	34,122
Net loss	(4,569)	(13,322)
Non-cash stock-based compensation	110	326
Foreign currency translation adjustments	(4)	14
Conversion of combined interests into Class A common stock	(253)	(181)
Rebalancing of ownership percentage between controlling and the noncontrolling interests	3,955	4,048
End of period	32,368	25,007
Total Stockholders’ Equity	$85,179	$60,404
Class A Common Stock - Shares
Beginning of period	106,416	95,296
Activity under stock compensation plans	1,955	2,130
Conversion of combined interests into Class A common stock	631	500
End of period	109,002	97,926
Class B Common Stock - Shares
Beginning of period	67,256	69,306
Activity under stock compensation plans	49	452
Conversion of combined interests into Class A common stock	(631)	(500)
End of period	66,674	69,258
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION AND BACKGROUND
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Nerdy Inc. (herein referred to as “Nerdy,” the “Company,” “us,” “our,” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Nerdy and its consolidated subsidiaries) as of and for the year ended December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.
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
Nerdy Inc., a member of Nerdy LLC (as defined below), has the right to appoint a majority of the managers of Nerdy LLC and therefore, controls Nerdy LLC. As a result, the financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”).
Background
Nerdy Inc. was formed on September 20, 2021 in connection with a business combination between TPG Pace Tech Opportunities and Live Learning Technologies LLC (along with its wholly-owned subsidiaries, “Nerdy LLC”). Nerdy LLC is a holding company that is the sole owner of multiple operating companies, including Varsity Tutors LLC (“Varsity Tutors”). As a result of the business combination and related transactions, Nerdy LLC merged with a wholly-owned subsidiary of Nerdy Inc., with Nerdy LLC surviving such merger. Nerdy Inc. is a holding company that has no material assets other than its ownership interests in Nerdy LLC and its indirect interests in the subsidiaries of Nerdy LLC, and has no independent means of generating revenue or cash flow.
Nerdy Inc. has the following classes of securities issued and outstanding: (i) Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and (ii) Class B common stock, par value $0.0001 per share (the “Class B Common Stock”). The shares of Class B Common Stock are owned by the Legacy Nerdy Holders (as defined below), have voting rights only, and have no dividend or economic rights. The Company does not intend to list its Class B Common Stock on any stock exchange. Nerdy LLC has units issued and outstanding (the “OpCo Units”) to its members, the legacy holders of Nerdy LLC (the “Legacy Nerdy Holder(s)”) and Nerdy Inc. Nerdy Inc. and Nerdy LLC will at all times maintain a one-to-one ratio between the number of shares of Class A and Class B Common Stock issued by Nerdy Inc. and the number of OpCo Units issued by Nerdy LLC.
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements (other than the ones described below) that had or will have an impact on its results of operations, comprehensive income (loss), financial condition, cash flows, and stockholders’ equity (deficit) based on current information.
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 (i.e., Nerdy’s financial statements for the year ending December 31, 2025), with early adoption permitted. This ASU requires a prospective method of adoption, but allows for a retrospective method of adoption. The Company is currently evaluating the impact of this ASU on its disclosures.
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
NOTE 3 — NONCONTROLLING INTERESTS
As of March 31, 2024, Legacy Nerdy Holders owned 66,674 OpCo Units, equal to 38.0% of the economic interest in Nerdy LLC, and 66,674 shares of Class B Common Stock. As of December 31, 2023, Legacy Nerdy Holders owned 67,256 OpCo Units equal to 38.7% of the economic interest in Nerdy LLC, and 67,256 shares of Class B Common Stock.
Nerdy Inc. owned 62.0% and 61.3% of the outstanding OpCo Units as of March 31, 2024 and December 31, 2023, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders were entitled to or required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC. Prior to the earnout transaction in September 2023 (the Company’s third quarter), the Company excluded earnouts in the calculation of the ownership interests in Nerdy LLC as the earnouts were subject to forfeiture.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding earnouts, for the periods presented.

	As Of and For The Three Months Ended March 31,
	2024	2023
OpCo Units
Nerdy Inc.
Beginning of period	106,416	90,654
Vesting or exercise of equity awards	1,955	2,130
Conversion of Combined Interests into Class A Common Stock	631	500
End of period	109,002	93,284
Legacy Nerdy Holders
Beginning of period	67,256	65,948
Vesting or exercise of equity awards	49	452
Conversion of Combined Interests into Class A Common Stock	(631)	(500)
End of period	66,674	65,900
Total
Beginning of period	173,672	156,602
Vesting or exercise of equity awards	2,004	2,582
End of period	175,676	159,184
Ownership Percentage
Nerdy Inc.
Beginning of period	61.3%	57.9%
End of period	62.0%	58.6%
Legacy Nerdy Holders
Beginning of period	38.7%	42.1%
End of period	38.0%	41.4%

NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended March 31,
	2024	%	2023	%
Consumer	$41,602	77%	$40,335	82%
Institutional	11,887	22%	8,540	17%
Other (a)	238	1%	305	1%
Revenue	$53,727	100%	$49,180	100%
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

	March 31, 2024	December 31, 2023
Accounts receivable, net	$9,632	$15,398
Deferred revenue	$16,300	$20,480
“Accounts receivable, net” is reported net of reserves of $578 and $544 as of March 31, 2024 and December 31, 2023, respectively.
NOTE 5 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of March 31, 2024.
The effective income tax rate was (0.19)% and (0.07)% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rates differed significantly from the statutory rates in the both periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported in both periods represents amounts owed to state authorities.
NOTE 6 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock.

	Three Months Ended March 31,
	2024	2023
Net Loss Attributable to Class A Common Stockholders	$(7,446)	$(18,931)
Less: Undistributed net earnings attributable to participating securities	—	—
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(7,446)	$(18,931)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	107,951	91,776

Basic and Diluted loss per share of Class A Common Stock	$(0.07)	$(0.21)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Stock options	1,394	974
Stock appreciation rights	5,740	6,417
Restricted stock awards	71	311
Restricted stock units	13,677	11,389
Restricted stock units - founder’s award	9,258	9,258
Warrants	—	19,311
Earnouts	—	7,964
Combined Interests that can be converted into shares of Class A Common Stock	66,674	65,900
NOTE 7 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows for the periods presented.

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$76,960	$74,824	$96,520	$90,715
Restricted cash included in Other current assets	184	184	516	516
Restricted cash included in Other assets	132	132	316	316
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$77,276	$75,140	$97,352	$91,547
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its office leases in Tempe, Arizona.
NOTE 8 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	March 31, 2024	December 31, 2023
Fixed assets	$45,505	$43,494
Accumulated depreciation	(28,744)	(27,106)
	$16,761	$16,388
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2024	2023
Amortization expense related to capitalized internal use software	Cost of revenue	$1,392	$1,297
Depreciation expense	General and administrative expenses	246	256
NOTE 9 — INTANGIBLE ASSETS, NET
The Company’s intangibles assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	March 31, 2024	December 31, 2023
Carrying amount	$6,094	$6,122
Accumulated amortization	(3,200)	(3,061)
	$2,894	$3,061
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2024	2023
Amortization expense related to intangible assets	General and administrative expenses	$152	$150
NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes. Prior to the warrant and earnout transactions in September 2023 (the Company’s third quarter), the Company had issued and outstanding warrants and earnouts to non-employees. The warrants and earnouts held by non-employees were not in the scope of Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation” and were classified as derivative liabilities under ASC Topic 480, “Distinguishing Liabilities from Equity” or ASC Topic 815, “Derivatives and Hedging.” The following table presents the effects of the Company’s derivative instruments in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2024	2023
Non-employee warrants	Unrealized loss on derivatives, net	$—	$8,414
Non-employee earnouts	Unrealized loss on derivatives, net	—	13,268
		$—	$21,682
NOTE 11 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three months ended March 31, 2024 or 2023.
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
As of March 31, 2024, Nerdy Inc. has not recognized a liability of $115,968 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three months ended March 31, 2024 or 2023. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within the statement of operations.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Independent Contractor Classification Matters
The Company, through its consolidated subsidiaries, is subject to various legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of third-party Experts on its platform as independent contractors, and claims that, by the alleged misclassification, it has violated various labor and other laws that would apply to employees. The Company disputes any allegations of wrongdoing and intends to continue to defend itself vigorously in these matters.
In 2019, a Complaint was filed in a Superior California Court against Varsity Tutors alleging that Varsity Tutors misclassified California tutors as independent contractors as opposed to employees in violation of the California Labor Code and seeking penalties and other remedies under California’s Private Attorneys General Act (“PAGA”). In October 2023, Varsity Tutors agreed to a tentative settlement in this matter that remains subject to Court approval (as required by PAGA), which is expected in mid-2024. No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three months ended March 31, 2024 or 2023. At March 31, 2024 and December 31, 2023, the Company had accrued $2,000 for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein and our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2024. In addition, the following discussion and analysis of Nerdy Inc.’s financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in the sections entitled “Item 1A. Risk Factors” in Part I of the 2023 Annual Report and “Item 1A. Risk Factors” in Part II of this report, as well as under the section “Cautionary Note On Forward-Looking Statements” below. Unless otherwise stated or the context otherwise indicates, all references in the succeeding paragraphs to “Nerdy,” “the Company,” “us,” “our” or “we” mean Nerdy Inc. and its consolidated subsidiaries.
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

Active Members in thousands	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Active Members	46.1	40.7	39.5	31.0	32.9
YoY change	40%	101%	250%	1,450%	n/a
“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. Active Experts also includes our Institutional business, but excludes First Tutors UK. The following table summarizes Active Experts for the periods presented. Our Active Expert count for the three months ended March 31, 2024 was primarily driven by higher Institutional active experts when compared to the prior year period, which reflects the continued scaling of our Institutional business.

	Three Months Ended March 31,		Change
Active Experts in thousands	2024	2023	%
Active Experts	12.3	10.2	21%

RESULTS OF OPERATIONS

	Three Months Ended March 31,
dollars in thousands	2024	%	2023	%
Revenue	$53,727	100%	$49,180	100%
Cost of revenue	17,212	32%	15,290	31%
Gross Profit	36,515	68%	33,890	69%
Sales and marketing expenses	17,392	32%	15,560	32%
General and administrative expenses	31,976	60%	29,700	60%
Operating Loss	(12,853)	(24)%	(11,370)	(23)%
Unrealized loss on derivatives, net	—	—%	21,682	44%
Interest income	(886)	(2)%	(833)	(1)%
Other expense, net	25	—%	11	—%
Loss before Income Taxes	(11,992)	(22)%	(32,230)	(66)%
Income tax expense	23	—%	23	—%
Net Loss	(12,015)	(22)%	(32,253)	(66)%
Net loss attributable to noncontrolling interests	(4,569)	(8)%	(13,322)	(28)%
Net Loss Attributable to Class A Common Stockholders	$(7,446)	(14)%	$(18,931)	(38)%
Revenue
Revenue growth in the current year period was driven by the continued scaling of our Consumer and Institutional businesses, partially offset by lower average revenue per member per month in our Consumer business.
The following table presents our revenue by business category for the periods presented.

	Three Months Ended March 31,				Change
dollars in thousands	2024	%	2023	%	$	%
Consumer	$41,602	77%	$40,335	82%	$1,267	3%
Institutional	11,887	22%	8,540	17%	3,347	39%
Other (a)	238	1%	305	1%	(67)	(22)%
Revenue	$53,727	100%	$49,180	100%	$4,547	9%
(a)Other consists of First Tutors UK and other services.
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended March 31,		Change
dollars in thousands	2024	2023	$	%
Revenue	$53,727	$49,180	$4,547	9%
Cost of revenue	17,212	15,290	(1,922)	(13)%
Gross Profit	$36,515	$33,890	$2,625	8%
% Margin	68%	69%
Cost of revenue for the three months ended March 31, 2024, increased due to higher expert costs of $1,827 thousand, related to higher utilization of our services in our Consumer and Institutional businesses. Gross profit for the three months ended March 31, 2024 of $36,515 thousand increased by $2,625 thousand, or 8%, compared to the same period in 2023. Gross margin was 68% for the three months ended March 31, 2024, compared to gross margin of 69% for the three months ended March 31, 2023. The increase in gross profit was primarily driven by the continued scaling of our Consumer and Institutional businesses. The decrease in gross margin was primarily due to higher utilization of tutoring sessions across our new access-based products within our Institutional business in a seasonally high period in the school year.

Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended March 31,		Change
dollars in thousands	2024	2023	$	%
Sales and marketing expenses	$17,392	$15,560	$1,832	12%
General and administrative expenses	31,976	29,700	2,276	8%
Total operating expenses	$49,368	$45,260	$4,108	9%
Sales and Marketing
Sales and marketing expenses for the three months ended March 31, 2024 and 2023 included stock-based compensation of $535 thousand and $838 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses increased $2,135 thousand, or 15%. Additionally, excluding these impacts in both periods, sales and marketing expenses for the three months ended March 31, 2024 were 31% of revenue compared to 30% of revenue during the same period in 2023.
These increases were driven by investments in our Institutional sales organization in order to drive customer acquisition, brand awareness, and reach, including through signing up school districts with free access to the Varsity Tutors platform. These impacts were partially offset by marketing efficiencies driven by the transition to Learning Memberships, which allows for a more efficient operating model in our Consumer business.
General and Administrative
General and administrative expenses include compensation for certain employees, support services, product development expenses intended to support continued innovation, and other operating expenses. Product development costs were $10,663 thousand and $8,430 thousand for the three months ended March 31, 2024 and 2023, respectively, an increase of $2,233 thousand. Product development costs include compensation for employees on our product and engineering who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the three months ended March 31, 2024 and 2023 included non-cash stock based compensation of $10,577 thousand and $10,211 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $1,910 thousand, or 10%. Additionally, excluding these impacts in both periods, general and administrative expenses for both the three months ended March 31, 2024 and 2023 were 40% of revenue.
Our investments in product development and our platform-oriented approach to growth have allowed us to launch and continuously improve our suite of ‘always on’ subscription products, including Learning Memberships for Consumers, and our District, Teacher, and Parent Assigned offerings for Institutional customers. These subscription and access-based offerings simplify our operating model needed to support the organization, which allows us to maximize our investment in our common platform.
Unrealized Loss on Derivatives, Net
During the three months ended March 31, 2023, we recognized a loss of $21,682 thousand related to non-cash mark-to-market adjustments on our warrants and earnouts prior to the warrant and earnout transactions in September 2023 (our third quarter). Of the loss recognized in the three months ended March 31, 2023, $8,414 thousand and $13,268 thousand related to warrants and earnouts, respectively.
Interest Income
Interest income for the three months ended March 31, 2024 was $886 thousand, an increase from $833 thousand in the same period in 2023. This increase was driven by higher interest income on our cash balances during the current year period.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents totaling $76,960 thousand and $74,824 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed primarily through capital contributions and debt financings. To the extent we generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand.

Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
As of March 31, 2024, we had no debt obligations. Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. For information on our lease obligations and the amount and timing of future payments, see Note 17 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of our 2023 Annual Report. There have been no material changes to our leasing arrangements previously disclosed in our 2023 Annual Report.
The following table sets forth our cash flows for the periods presented.

	Three Months Ended March 31,
dollars in thousands	2024	2023
Cash provided by (used in):
Operating activities	$4,353	$6,794
Investing activities	(2,221)	(982)
Financing activities	—	—
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	4	(7)
Net Increase in Cash, Cash equivalents, and Restricted Cash	$2,136	$5,805
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2024 decreased $2,441 thousand compared to the same period in 2023 as higher revenues and marketing efficiencies were more than offset by investments in our Institutional sales organization and product development to drive innovation and support our continued growth. Additionally, cash provided by operating activities in the current year period was impacted by unfavorable changes in working capital, primarily related to payments for other current assets.
Investing Activities
Cash used in investing activities was $2,221 thousand and $982 thousand for the three months ended March 31, 2024 and 2023, respectively. Cash used in investing activities for both periods related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
We did not have any financing activities in either the three months ended March 31, 2024 or 2023.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our 2023 Annual Report. There have been no material changes to our critical accounting policies and estimates previously disclosed in our 2023 Annual Report.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part 1, Item 1 of this report for a discussion regarding recently issued accounting standards.
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
•risks associated with managing our rapid growth; and
•other risks and uncertainties included under “Risk Factors” within Part II, Item 1A of this report and in our 2023 Annual Report filed with the SEC on February 27, 2024.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk, foreign currency exchange rates, and interest rates are immaterial.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on that evaluation, the Company’s CEO and CFO concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this report, which is incorporated herein by reference.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended March 31, 2024.
ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K as of and for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the SEC on February 27, 2024. As of the date of the Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2023 Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, no director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

3.2	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024.

* 32.1	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024.

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2024 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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

Nerdy Inc.

Date: May 7, 2024	By:	/s/ Jason Pello
Name: Jason Pello
Title: Chief Financial Officer