Form 10-Q
period 2024-06-30
Nerdy Inc.
filed 2024-08-08
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Class A common stock, par value $0.0001 per share - 112,608,847 shares of common stock as of July 31, 2024
Class B common stock, par value $0.0001 per share - 65,437,458 shares of common stock as of July 31, 2024

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$50,984	$48,839	$104,711	$98,019
Cost of revenue	17,497	14,740	34,709	30,030
Gross Profit	33,487	34,099	70,002	67,989
Sales and marketing expenses	15,537	14,859	32,929	30,419
General and administrative expenses	33,179	29,713	65,155	59,413
Operating Loss	(15,229)	(10,473)	(28,082)	(21,843)
Unrealized (gain) loss on derivatives, net	—	(4,198)	—	17,484
Interest income	(879)	(783)	(1,765)	(1,616)
Other expense, net	10	5	35	16
Loss before Income Taxes	(14,360)	(5,497)	(26,352)	(37,727)
Income tax expense	38	53	61	76
Net Loss	(14,398)	(5,550)	(26,413)	(37,803)
Net loss attributable to noncontrolling interests	(5,305)	(2,252)	(9,874)	(15,574)
Net Loss Attributable to Class A Common Stockholders	$(9,093)	$(3,298)	$(16,539)	$(22,229)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.08)	$(0.03)	$(0.15)	$(0.24)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	109,924	94,448	108,757	93,119
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss	$(14,398)	$(5,550)	$(26,413)	$(37,803)
Foreign currency translation adjustments	2	31	(8)	65
Total Comprehensive Loss	(14,396)	(5,519)	(26,421)	(37,738)
Comprehensive loss attributable to noncontrolling interests	(5,304)	(2,239)	(9,877)	(15,547)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(9,092)	$(3,280)	$(16,544)	$(22,191)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$69,838	$74,824
Accounts receivable, net	7,245	15,398
Other current assets	5,303	4,815
Total Current Assets	82,386	95,037
Fixed assets, net	17,006	16,388
Goodwill	5,717	5,717
Intangible assets, net	2,745	3,061
Other assets	3,473	4,541
Total Assets	$111,327	$124,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,677	$3,443
Deferred revenue	11,082	20,480
Other current liabilities	11,938	11,682
Total Current Liabilities	25,697	35,605
Other liabilities	3,080	3,533
Total Liabilities	28,777	39,138
Stockholders’ Equity
Class A common stock	11	11
Class B common stock	7	7
Additional paid-in capital	583,948	567,709
Accumulated deficit	(531,820)	(515,281)
Accumulated other comprehensive income	26	31
Total Stockholders’ Equity Excluding Noncontrolling Interests	52,172	52,477
Noncontrolling interests	30,378	33,129
Total Stockholders’ Equity	82,550	85,606
Total Liabilities and Stockholders’ Equity	$111,327	$124,744
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net Loss	$(26,413)	$(37,803)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & amortization	3,358	3,091
Amortization of intangibles	305	302
Unrealized loss on derivatives, net	—	17,484
Non-cash stock-based compensation expense	22,426	21,180
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	8,153	6,423
(Increase) decrease in other current assets	(491)	1,306
Decrease in other assets	1,046	717
Decrease in accounts payable	(57)	(260)
Decrease in deferred revenue	(9,398)	(9,841)
Increase in other current liabilities	51	719
Decrease in other liabilities	(215)	(1,039)
Net Cash (Used in) Provided By Operating Activities	(1,235)	2,279
Cash Flows From Investing Activities
Capital expenditures	(3,755)	(2,049)
Net Cash Used In Investing Activities	(3,755)	(2,049)
Cash Flows From Financing Activities
Net Cash Used In Financing Activities	—	—
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	4	(16)
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(4,986)	214
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	75,140	91,547
Cash, Cash Equivalents, and Restricted Cash, End of Period	$70,154	$91,761

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$939	$1,015
Purchase of fixed assets included in accounts payable	10	—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended June 30,		As Of and For The Six Months Ended June 30,
	2024	2023	2024	2023
Class A Common Stock
Beginning of period	11	10	$11	$9
Activity under stock compensation plans	—	—	—	1
End of period	11	10	11	10
Class B Common Stock
Beginning and end of period	7	7	7	7
Additional Paid-In Capital
Beginning of period	575,495	529,410	567,709	522,031
Non-cash stock-based compensation	11,667	10,512	23,155	21,759
Activity under stock compensation plans	—	—	—	(1)
Conversion of combined interests into Class A common stock	588	123	841	304
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(3,802)	(3,972)	(7,757)	(8,020)
End of period	583,948	536,073	583,948	536,073
Accumulated Deficit
Beginning of period	(522,727)	(494,038)	(515,281)	(475,107)
Net loss	(9,093)	(3,298)	(16,539)	(22,229)
End of period	(531,820)	(497,336)	(531,820)	(497,336)
Accumulated Other Comprehensive Income
Beginning of period	25	8	31	(12)
Foreign currency translation adjustments	1	18	(5)	38
End of period	26	26	26	26
Total Stockholders’ Equity Excluding Noncontrolling Interests	52,172	38,780	52,172	38,780
Noncontrolling Interests
Beginning of period	32,368	25,007	33,129	34,122
Net loss	(5,305)	(2,252)	(9,874)	(15,574)
Non-cash stock-based compensation	100	110	210	436
Foreign currency translation adjustments	1	13	(3)	27
Conversion of combined interests into Class A common stock	(588)	(123)	(841)	(304)
Rebalancing of ownership percentage between controlling and the noncontrolling interests	3,802	3,972	7,757	8,020
End of period	30,378	26,727	30,378	26,727
Total Stockholders’ Equity	82,550	65,507	$82,550	$65,507
Class A Common Stock - Shares
Beginning of period	109,002	97,926	106,416	95,296
Activity under stock compensation plans	1,948	2,039	3,903	4,169
Conversion of combined interests into Class A common stock	1,295	193	1,926	693
End of period	112,245	100,158	112,245	100,158
Class B Common Stock - Shares
Beginning of period	66,674	69,258	67,256	69,306
Activity under stock compensation plans	48	96	97	548
Conversion of combined interests into Class A common stock	(1,295)	(193)	(1,926)	(693)
End of period	65,427	69,161	65,427	69,161
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
Nerdy Inc., a member of Nerdy LLC (as defined below), has the right to appoint a majority of the managers of Nerdy LLC and therefore, controls Nerdy LLC. As a result, the financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders (as defined below) are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”).
Background
Nerdy Inc. was formed on September 20, 2021 in connection with a business combination between TPG Pace Tech Opportunities and Live Learning Technologies LLC (along with its wholly-owned subsidiaries, “Nerdy LLC”). Nerdy LLC is a holding company that is the sole owner of multiple operating companies, including Varsity Tutors LLC (“Varsity Tutors”) and Varsity Tutors for Schools LLC (“Varsity Tutors for Schools”). As a result of the business combination and related transactions, Nerdy LLC merged with a wholly-owned subsidiary of Nerdy Inc., with Nerdy LLC surviving such merger. Nerdy Inc. is a holding company that has no material assets other than its ownership interests in Nerdy LLC and its indirect interests in the subsidiaries of Nerdy LLC, and has no independent means of generating revenue or cash flow.
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
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and based on current information, has concluded that there are no new pronouncements (other than the ones described below) that had or will have an impact on its results of operations, comprehensive income (loss), financial condition, cash flows, and stockholders’ equity (deficit).
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
NOTE 3 — NONCONTROLLING INTERESTS
As of June 30, 2024, Legacy Nerdy Holders owned 65,427 OpCo Units, equal to 36.8% of the economic interest in Nerdy LLC, and 65,427 shares of Class B Common Stock. As of December 31, 2023, Legacy Nerdy Holders owned 67,256 OpCo Units equal to 38.7% of the economic interest in Nerdy LLC, and 67,256 shares of Class B Common Stock.
Nerdy Inc. owned 63.2% and 61.3% of the outstanding OpCo Units as of June 30, 2024 and December 31, 2023, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders were entitled to or required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC. Prior to the earnout transaction in September 2023 (the Company’s third quarter), the Company excluded earnouts in the calculation of the ownership interests in Nerdy LLC as the earnouts were subject to forfeiture.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding earnouts, for the periods presented.

	As Of and For The Three Months Ended June 30,		As Of and For The Six Months Ended June 30,
	2024	2023	2024	2023
OpCo Units
Nerdy Inc.
Beginning of period	109,002	93,284	106,416	90,654
Vesting or exercise of equity awards	1,948	2,039	3,903	4,169
Conversion of Combined Interests into Class A Common Stock	1,295	193	1,926	693
End of period	112,245	95,516	112,245	95,516
Legacy Nerdy Holders
Beginning of period	66,674	65,900	67,256	65,948
Vesting or exercise of equity awards	48	96	97	548
Conversion of Combined Interests into Class A Common Stock	(1,295)	(193)	(1,926)	(693)
End of period	65,427	65,803	65,427	65,803
Total
Beginning of period	175,676	159,184	173,672	156,602
Vesting or exercise of equity awards	1,996	2,135	4,000	4,717
End of period	177,672	161,319	177,672	161,319
Ownership Percentage
Nerdy Inc.
Beginning of period	62.0%	58.6%	61.3%	57.9%
End of period	63.2%	59.2%	63.2%	59.2%
Legacy Nerdy Holders
Beginning of period	38.0%	41.4%	38.7%	42.1%
End of period	36.8%	40.8%	36.8%	40.8%

NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	%	2023	%	2024	%	2023	%
Consumer	$39,716	78%	$40,296	82%	$81,318	77%	$80,631	82%
Institutional	11,135	21%	8,354	17%	23,022	22%	16,894	17%
Other (a)	133	1%	189	1%	371	1%	494	1%
Revenue	$50,984	100%	$48,839	100%	$104,711	100%	$98,019	100%
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

	June 30, 2024	December 31, 2023
Accounts receivable, net	$7,245	$15,398
Deferred revenue	$11,082	$20,480
“Accounts receivable, net” is reported net of reserves of $623 and $544 as of June 30, 2024 and December 31, 2023, respectively.
NOTE 5 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of June 30, 2024.
The effective income tax rate was (0.26)% and (0.23)% for the three and six months ended June 30, 2024, respectively, and (0.96)% and (0.20)% for the three and six months ended June 30, 2023, respectively. The effective income tax rates differed significantly from the statutory rates in both current and prior year periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported in both current and prior year periods represents amounts owed to state authorities.

NOTE 6 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss Attributable to Class A Common Stockholders	$(9,093)	$(3,298)	$(16,539)	$(22,229)
Less: Undistributed net earnings attributable to participating securities	—	—	—	—
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(9,093)	$(3,298)	$(16,539)	$(22,229)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	109,924	94,448	108,757	93,119

Basic and Diluted loss per share of Class A Common Stock	$(0.08)	$(0.03)	$(0.15)	$(0.24)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	1,939	1,503	1,939	1,503
Stock appreciation rights	5,721	6,062	5,721	6,062
Restricted stock awards	22	216	22	216
Restricted stock units	18,504	18,521	18,504	18,521
Restricted stock units - founder’s award	9,258	9,258	9,258	9,258
Warrants	—	19,311	—	19,311
Earnouts	—	7,964	—	7,964
Combined Interests that can be converted into shares of Class A Common Stock	65,427	65,803	65,427	65,803
NOTE 7 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows for the periods presented.

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$69,838	$74,824	$90,929	$90,715
Restricted cash included in Other current assets	184	184	516	516
Restricted cash included in Other assets	132	132	316	316
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$70,154	$75,140	$91,761	$91,547
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its office leases in Tempe, Arizona.

NOTE 8 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	June 30, 2024	December 31, 2023
Fixed assets	$47,468	$43,494
Accumulated depreciation	(30,462)	(27,106)
	$17,006	$16,388
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2024	2023	2024	2023
Amortization expense related to capitalized internal use software	Cost of revenue	$1,490	$1,295	$2,882	$2,592
Depreciation expense	General and administrative expenses	230	243	476	499
NOTE 9 — INTANGIBLE ASSETS, NET
The Company’s intangible assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	June 30, 2024	December 31, 2023
Carrying amount	$6,100	$6,122
Accumulated amortization	(3,355)	(3,061)
	$2,745	$3,061
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2024	2023	2024	2023
Amortization expense related to intangible assets	General and administrative expenses	$153	$152	$305	$302
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

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2024	2023	2024	2023
Non-employee warrants	Unrealized (gain) loss on derivatives, net	$—	$(2,333)	$—	$6,081
Non-employee earnouts	Unrealized (gain) loss on derivatives, net	—	(1,865)	—	11,403
		$—	$(4,198)	$—	$17,484

NOTE 11 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three and six months ended June 30, 2024 or 2023.
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
As of June 30, 2024, Nerdy Inc. has not recognized a liability of $117,399 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three and six months ended June 30, 2024 or 2023. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within the statement of operations.
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
In 2019, a Complaint was filed in a Superior California Court against Varsity Tutors alleging that Varsity Tutors misclassified California tutors as independent contractors as opposed to employees in violation of the California Labor Code and seeking penalties and other remedies under California’s Private Attorneys General Act (“PAGA”). In October 2023, Varsity Tutors agreed to a tentative settlement in this matter that remains subject to Court approval (as required by PAGA), which is expected in the third or fourth quarter of 2024. No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three and six months ended June 30, 2024. The Company expensed $450 in the three and six months ended June 30, 2023, which was included in “General and administrative expenses” in the Condensed Consolidated Statements of Operations, related to this matter. At June 30, 2024 and December 31, 2023, the Company had accrued $2,000 for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets, respectively.
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

Active Members in thousands	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Active Members	35.5	46.1	40.7	39.5	31.0	32.9
YoY change	15%	40%	101%	250%	1,450%	n/a
“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. Active Experts also includes our Institutional business, but excludes First Tutors UK. The following table summarizes Active Experts for the periods presented. Our Active Expert count during the three and six months ended June 30, 2024 was primarily driven by higher Institutional active Experts when compared to the prior year periods, which reflects the continued scaling of our Institutional business.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
Active Experts in thousands	2024	2023	%	2024	2023	%
Active Experts	11.6	10.0	16%	14.4	12.0	20%

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
dollars in thousands	2024	%	2023	%	2024	%	2023	%
Revenue	$50,984	100%	$48,839	100%	$104,711	100%	$98,019	100%
Cost of revenue	17,497	34%	14,740	30%	34,709	33%	30,030	31%
Gross Profit	33,487	66%	34,099	70%	70,002	67%	67,989	69%
Sales and marketing expenses	15,537	31%	14,859	30%	32,929	32%	30,419	31%
General and administrative expenses	33,179	65%	29,713	61%	65,155	62%	59,413	60%
Operating Loss	(15,229)	(30)%	(10,473)	(21)%	(28,082)	(27)%	(21,843)	(22)%
Unrealized (gain) loss on derivatives, net	—	—%	(4,198)	(9)%	—	—%	17,484	18%
Interest income	(879)	(2)%	(783)	(1)%	(1,765)	(2)%	(1,616)	(2)%
Other expense, net	10	—%	5	—%	35	—%	16	—%
Loss before Income Taxes	(14,360)	(28)%	(5,497)	(11)%	(26,352)	(25)%	(37,727)	(38)%
Income tax expense	38	—%	53	—%	61	—%	76	—%
Net Loss	(14,398)	(28)%	(5,550)	(11)%	(26,413)	(25)%	(37,803)	(38)%
Net loss attributable to noncontrolling interests	(5,305)	(10)%	(2,252)	(4)%	(9,874)	(9)%	(15,574)	(15)%
Net Loss Attributable to Class A Common Stockholders	$(9,093)	(18)%	$(3,298)	(7)%	$(16,539)	(16)%	$(22,229)	(23)%
Revenue
Revenue growth in both current year periods was driven by the continued scaling of our Consumer and Institutional businesses, partially offset by lower average revenue per member per month in our Consumer business. Additionally, revenue for the three and six months ended June 30, 2023 included legacy Package revenue of $4,906 thousand and $15,850 thousand, respectively, that did not recur in the current year periods due to the completion of the transition to Learning Memberships in our Consumer business.
The following table presents our revenue by business category for the periods presented.

	Three Months Ended June 30,				Change
dollars in thousands	2024	%	2023	%	$	%
Consumer	$39,716	78%	$40,296	82%	$(580)	(1)%
Institutional	11,135	21%	8,354	17%	2,781	33%
Other (a)	133	1%	189	1%	(56)	(30)%
Revenue	$50,984	100%	$48,839	100%	$2,145	4%

	Six Months Ended June 30,				Change
dollars in thousands	2024	%	2023	%	$	%
Consumer	$81,318	77%	$80,631	82%	$687	1%
Institutional	23,022	22%	16,894	17%	6,128	36%
Other (a)	371	1%	494	1%	(123)	(25)%
Revenue	$104,711	100%	$98,019	100%	$6,692	7%
(a)Other consists of First Tutors UK and other services.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
dollars in thousands	2024	2023	$	%	2024	2023	$	%
Revenue	$50,984	$48,839	$2,145	4%	$104,711	$98,019	$6,692	7%
Cost of revenue	17,497	14,740	(2,757)	(19)%	34,709	30,030	(4,679)	(16)%
Gross Profit	$33,487	$34,099	$(612)	(2)%	$70,002	$67,989	$2,013	3%
% Margin	66%	70%			67%	69%
Cost of revenue for the three and six months ended June 30, 2024, increased primarily due to higher Expert costs of $2,561 thousand and $4,388 thousand, respectively, related to the continued scaling of our Consumer and Institutional businesses.
Gross profit for the three months ended June 30, 2024 of $33,487 thousand decreased by $612 thousand, or 2%, compared to the same period in 2023. Gross margin was 66% for the three months ended June 30, 2024, compared to gross margin of 70% for the three months ended June 30, 2023. Gross profit for the six months ended June 30, 2024 of $70,002 thousand increased by $2,013 thousand, or 3%, compared to the same period in 2023. Gross margin was 67% for the six months ended June 30, 2024, compared to gross margin of 69% for the six months ended June 30, 2023.
The decrease in gross margin for both current year periods was a result of lower margins related to our Institutional offerings, primarily due to higher utilization of tutoring sessions across our new access-based products and higher substitution costs in a seasonally high period in the school year. We have recently introduced improvements to our marketplace infrastructure systems, including: session scheduling enhancements, invoice automation improvements, and changes to the tutor substitution program logic which collectively are expected to meaningfully improve gross margin during the back-to-school period and on a go-forward basis, while simultaneously improving the customer experience due to the higher reliability level of our marketplace infrastructure systems.

Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
dollars in thousands	2024	2023	$	%	2024	2023	$	%
Sales and marketing expenses	$15,537	$14,859	$678	5%	$32,929	$30,419	$2,510	8%
General and administrative expenses	33,179	29,713	3,466	12%	65,155	59,413	5,742	10%
Total operating expenses	$48,716	$44,572	$4,144	9%	$98,084	$89,832	$8,252	9%
Sales and Marketing
Sales and marketing expenses for the three months ended June 30, 2024 and 2023 included stock-based compensation of $638 thousand and $691 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses increased $731 thousand, or 5%. Additionally, excluding these impacts in both periods, sales and marketing expenses for both the three months ended June 30, 2024 and 2023 were 29% of revenue.
Sales and marketing expenses for the six months ended June 30, 2024 and 2023 included stock-based compensation of $1,173 thousand and $1,529 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses increased $2,866 thousand, or 10%. Additionally, excluding these impacts in both periods, sales and marketing expenses for the six months ended June 30, 2024 were 30% of revenue compared to 29% of revenue during the same period in 2023.
Sales and marketing increases were driven by investments in our Institutional sales organization in order to drive customer acquisition, brand awareness, and reach, including through signing up school districts with free access to the Varsity Tutors platform, which is a strategy to introduce school districts to the platform fee-based offerings. These investments were partially offset by Consumer marketing efficiency gains.

General and Administrative
General and administrative expenses include compensation for certain employees, support services, product development expenses intended to support continued innovation, and other operating expenses. Product development costs were $11,569 thousand and $8,392 thousand for the three months ended June 30, 2024 and 2023, respectively, an increase of $3,177 thousand. Product development costs were $22,232 thousand and $16,822 thousand for the six months ended June 30, 2024 and 2023, respectively, an increase of $5,410 thousand. Product development costs include compensation for employees on our product and engineering teams who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the three months ended June 30, 2024 and 2023 included non-cash stock based compensation of $10,676 thousand and $9,440 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $2,230 thousand, or 11%. Additionally, excluding these impacts in both periods, general and administrative expenses for the three months ended June 30, 2024 were 44% of revenue compared to 42% during the same period in 2023.
General and administrative expenses for the six months ended June 30, 2024 and 2023 included non-cash stock based compensation of $21,253 thousand and $19,651 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $4,140 thousand, or 10%. Additionally, excluding these impacts in both periods, general and administrative expenses for the six months ended June 30, 2024 were 42% of revenue compared to 41% during the same period in 2023.
Our investments in product development and our platform-oriented approach to growth have allowed us to launch and continuously improve our suite of ‘always on’ subscription products, including Learning Memberships for Consumers, and our District, Teacher, and Parent Assigned offerings for Institutional customers. We believe these subscription and access-based offerings simplify our operating model needed to support the organization, which allows us to maximize our investment in our common platform.
Unrealized Loss on Derivatives, Net
During the three and six months ended June 30, 2023, we recognized a (gain) loss of $(4,198) thousand and $17,484 thousand, respectively, related to non-cash mark-to-market adjustments on our warrants and earnouts prior to the warrant and earnout transactions in September 2023 (our third quarter). Of the gain recognized in the three months ended June 30, 2023, $2,333 thousand and $1,865 thousand related to warrants and earnouts, respectively. Of the loss recognized in the six months ended June 30, 2023, $6,081 thousand and $11,403 thousand related to warrants and earnouts, respectively.
Interest Income
Interest income for the three months ended June 30, 2024 was $879 thousand, an increase from $783 thousand in the same period in 2023. Interest income for the six months ended June 30, 2024 was $1,765 thousand, an increase from $1,616 thousand in the same period in 2023. These increases were driven by higher interest income on our cash balances during both current year periods.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents totaling $69,838 thousand and $74,824 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed primarily through cash on hand, capital contributions, and debt financings. To the extent we generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
As of June 30, 2024, we had no debt obligations. Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. For information on our lease obligations and the amount and timing of future payments, see Note 17 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of our 2023 Annual Report. There have been no material changes to our leasing arrangements previously disclosed in our 2023 Annual Report.

The following table sets forth our cash flows for the periods presented.

	Six Months Ended June 30,
dollars in thousands	2024	2023
Cash (used in) provided by:
Operating activities	$(1,235)	$2,279
Investing activities	(3,755)	(2,049)
Financing activities	—	—
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	4	(16)
Net (Decrease) Increase in Cash, Cash equivalents, and Restricted Cash	$(4,986)	$214
Operating Activities
Cash used in operating activities for the six months ended June 30, 2024 was $1,235 thousand compared to cash provided by operating activities of $2,279 thousand in the same period in 2023 as higher gross profit and marketing efficiencies were more than offset by investments in our Institutional sales organization and product development to drive innovation and support our continued growth.
Investing Activities
Cash used in investing activities was $3,755 thousand and $2,049 thousand for the six months ended June 30, 2024 and 2023, respectively. Cash used in investing activities for both periods related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
We did not have any financing activities in either the six months ended June 30, 2024 or 2023.
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
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including our expectations with respect to: enhancing the Learning Membership experience and on our expansion of freemium strategies; continued improvements in sales and marketing leverage; the growth of our Institutional business; simplifying our operations model while growing our business; and the sufficiency of our cash to fund future operations. Any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “approximately,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “seeks,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our financial condition, results of operations, and cash flows may differ materially from those in the forward-looking statements as a result of various factors, including:
•our limited operating history, which makes it difficult to predict our future financial and operating results;
•our history of net losses;
•risks associated with our ability to acquire and retain customers, operate, and scale up our Consumer and Institutional businesses;
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
•risks associated with the development and use of artificial intelligence and related regulatory uncertainty;
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

SMALLER REPORTING COMPANY STATUS
As of December 31, 2023, we were no longer a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. An entity is a “smaller reporting company” based upon the following criteria: (i) the market value of our shares of common stock held by non-affiliates is less than $250,000 thousand as of the prior June 30, or (ii) our annual revenues are less than $100,000 thousand during the prior fiscal year and the market value of our shares of common stock held by non-affiliates is less than $700,000 thousand as of the prior June 30.
According to 5120.1b of the SEC Financial Reporting Manual, once we fail to qualify for smaller reporting company status, we will remain unqualified until making a subsequent determination either: (i) our public float falls below $200,000 thousand as of the last business day of our most recently completed second fiscal quarter or (ii) our public float and annual revenues meet certain other requirements for subsequent qualification as of the last business day of our most recently completed second fiscal quarter. Based upon the facts and circumstances that existed as of June 30, 2024, we have re-entered smaller reporting company status and will use scaled disclosures permitted for a smaller reporting company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk, foreign currency exchange rates, and interest rates are immaterial.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on that evaluation, the Company’s CEO and CFO concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this report, which is incorporated herein by reference.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended June 30, 2024.
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
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, the adoption or termination of contracts, instructions, or written plans for the purchase or sale of our securities by a director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, each of which is intended to satisfy the affirmative defense conditions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate Number of Securities to be Purchased or Sold
Christopher Swenson (a)	Chief Legal Officer	Termination	3/15/2023	6/13/2024	204,000
Christopher Swenson (b)	Chief Legal Officer	Adoption	6/14/2024	2/12/2025	167,758
(a)Christopher Swenson, the Company's Chief Legal Officer, terminated a Rule 10b5-1 Plan on June 13, 2024. Mr. Swenson’s plan provided for the potential sale of up to 204,000 shares of the Company's Class A Common Stock. The plan was adopted on March 15, 2023, and was set to expire on June 25, 2024.
(b)Christopher Swenson, the Company's Chief Legal Officer, entered into a Rule 10b5-1 Plan on June 14, 2024. Mr. Swenson’s plan provides for the potential sale of up to 167,758 shares of the Company's Class A Common Stock. The plan expires on February 12, 2025, or upon the earlier completion of all authorized transactions under the plan.
No other director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended June 30, 2024.
ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

3.2	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2024.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2024.

* 32.1	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2024.

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2024 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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

Nerdy Inc.

Date: August 8, 2024	By:	/s/ Jason Pello
Name: Jason Pello
Title: Chief Financial Officer