Form 10-Q
period 2024-09-30
Nerdy Inc.
filed 2024-11-07
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Class A common stock, par value $0.0001 per share - 115,431,656 shares of common stock as of October 31, 2024
Class B common stock, par value $0.0001 per share - 64,946,009 shares of common stock as of October 31, 2024

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$37,530	$40,296	$142,241	$138,315
Cost of revenue	11,077	11,108	45,786	41,138
Gross Profit	26,453	29,188	96,455	97,177
Sales and marketing expenses	20,315	19,233	53,244	49,652
General and administrative expenses	31,862	35,508	97,017	94,921
Operating Loss	(25,724)	(25,553)	(53,806)	(47,396)
Unrealized (gain) loss on derivatives, net	—	(4,099)	—	13,385
Interest income	(768)	(844)	(2,533)	(2,460)
Other (income) expense, net	(27)	(5)	8	11
Loss before Income Taxes	(24,929)	(20,605)	(51,281)	(58,332)
Income tax expense	29	21	90	97
Net Loss	(24,958)	(20,626)	(51,371)	(58,429)
Net loss attributable to noncontrolling interests	(9,058)	(8,336)	(18,932)	(23,910)
Net Loss Attributable to Class A Common Stockholders	$(15,900)	$(12,290)	$(32,439)	$(34,519)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.14)	$(0.13)	$(0.29)	$(0.37)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	113,287	97,077	110,267	94,453
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss	$(24,958)	$(20,626)	$(51,371)	$(58,429)
Foreign currency translation adjustments	66	(39)	58	26
Total Comprehensive Loss	(24,892)	(20,665)	(51,313)	(58,403)
Comprehensive loss attributable to noncontrolling interests	(9,034)	(8,351)	(18,911)	(23,898)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(15,858)	$(12,314)	$(32,402)	$(34,505)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$65,002	$74,824
Accounts receivable, net	7,424	15,398
Other current assets	5,653	4,815
Total Current Assets	78,079	95,037
Fixed assets, net	17,498	16,388
Goodwill	5,717	5,717
Intangible assets, net	2,676	3,061
Other assets	2,789	4,541
Total Assets	$106,759	$124,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,808	$3,443
Deferred revenue	15,687	20,480
Other current liabilities	14,347	11,682
Total Current Liabilities	35,842	35,605
Other liabilities	3,111	3,533
Total Liabilities	38,953	39,138
Stockholders’ Equity
Class A common stock	11	11
Class B common stock	7	7
Additional paid-in capital	590,962	567,709
Accumulated deficit	(547,720)	(515,281)
Accumulated other comprehensive income	68	31
Total Stockholders’ Equity Excluding Noncontrolling Interests	43,328	52,477
Noncontrolling interests	24,478	33,129
Total Stockholders’ Equity	67,806	85,606
Total Liabilities and Stockholders’ Equity	$106,759	$124,744
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net Loss	$(51,371)	$(58,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	5,137	4,609
Amortization of intangibles	460	454
Unrealized loss on derivatives, net	—	13,385
Non-cash stock-based compensation expense	32,238	32,802
Warrant and earnout transaction costs paid	—	567
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	7,974	3,359
Increase in other current assets	(893)	(646)
Decrease in other assets	1,598	28
Increase in accounts payable	3,084	4,195
Decrease in deferred revenue	(4,793)	(6,890)
Increase in other current liabilities	2,577	5,485
Decrease in other liabilities	(299)	(1,434)
Net Cash Used in Operating Activities	(4,288)	(2,515)
Cash Flows From Investing Activities
Capital expenditures	(5,700)	(3,923)
Net Cash Used In Investing Activities	(5,700)	(3,923)
Cash Flows From Financing Activities
Payments of warrant and earnout transaction costs	—	(567)
Net Cash Used In Financing Activities	—	(567)
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(18)	5
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(10,006)	(7,000)
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	75,140	91,547
Cash, Cash Equivalents, and Restricted Cash, End of Period	$65,134	$84,547

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$1,275	$1,815
Purchase of fixed assets included in accounts payable	—	22
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended September 30,		As Of and For The Nine Months Ended September 30,
	2024	2023	2024	2023
Class A Common Stock
Beginning of period	11	10	$11	$9
Activity under stock compensation plans	—	—	—	1
End of period	11	10	11	10
Class B Common Stock
Beginning and end of period	7	7	7	7
Additional Paid-In Capital
Beginning of period	583,948	536,073	567,709	522,031
Non-cash stock-based compensation	10,069	12,221	33,224	33,980
Activity under stock compensation plans	—	—	—	(1)
Conversion of combined interests into Class A common stock	135	181	976	485
Warrant transactions	—	14,602	—	14,602
Earnout transaction	—	5,691	—	5,691
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(3,190)	(8,876)	(10,947)	(16,896)
End of period	590,962	559,892	590,962	559,892
Accumulated Deficit
Beginning of period	(531,820)	(497,336)	(515,281)	(475,107)
Net loss	(15,900)	(12,290)	(32,439)	(34,519)
End of period	(547,720)	(509,626)	(547,720)	(509,626)
Accumulated Other Comprehensive Income
Beginning of period	26	26	31	(12)
Foreign currency translation adjustments	42	(24)	37	14
End of period	68	2	68	2
Total Stockholders’ Equity Excluding Noncontrolling Interests	43,328	50,285	43,328	50,285
Noncontrolling Interests
Beginning of period	30,378	26,727	33,129	34,122
Net loss	(9,058)	(8,336)	(18,932)	(23,910)
Non-cash stock-based compensation	79	201	289	637
Foreign currency translation adjustments	24	(15)	21	12
Conversion of combined interests into Class A common stock	(135)	(181)	(976)	(485)
Warrant transactions	—	887	—	887
Earnout transaction	—	4,261	—	4,261
Rebalancing of ownership percentage between controlling and the noncontrolling interests	3,190	8,876	10,947	16,896
End of period	24,478	32,420	24,478	32,420
Total Stockholders’ Equity	67,806	82,705	$67,806	$82,705
Class A Common Stock - Shares
Beginning of period	112,245	100,158	106,416	95,296
Activity under stock compensation plans	2,227	2,218	6,130	6,387
Conversion of combined interests into Class A common stock	500	500	2,426	1,193
Warrant transactions	—	4,306	—	4,306
Earnout transaction	—	(2,767)	—	(2,767)
End of period	114,972	104,415	114,972	104,415
Class B Common Stock - Shares
Beginning of period	65,427	69,161	67,256	69,306
Activity under stock compensation plans	16	48	113	596
Conversion of combined interests into Class A common stock	(500)	(500)	(2,426)	(1,193)
Warrant transactions	—	513	—	513
Earnout transaction	—	(2,015)	—	(2,015)
End of period	64,943	67,207	64,943	67,207
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
Private Warrant Transaction
Concurrently with the Offer, holders of the then outstanding Private Placement Warrants and the OpCo Warrants agreed to amend the warrant agreement with respect to certain terms of the Private Placement Warrants and OpCo Warrants (the “Private Placement Warrant Amendment”, together with the Public and FPA Warrant Amendment, the “Warrant Amendment”). The Warrant Amendment, among other provisions, required that upon the closing of the Offer that (a) each Private Placement Warrant be automatically exchanged or exercised on a cashless basis into shares of Class A Common Stock and (b) each OpCo Warrant that was outstanding be automatically exercised on a cashless basis into OpCo Units with an equivalent number of shares of Class B Common Stock being issued, in each case, at the same ratio as the Public Offer exchange rate (the “Private Warrant Transaction”, together with the Public and FPA Warrant Exchange, the “Warrant Transactions”). As a result of the Private Warrant Transaction, 5,281 Private Placement Warrants were exchanged or exercised on a cashless basis for 1,314 shares of the Company’s Class A Common Stock, with a nominal cash settlement in lieu of fractional shares and 2,052 OpCo Warrants were exchanged or exercised on a cashless basis for 513 OpCo Units (with an equivalent number of shares of Class B Common Stock), with a nominal cash settlement in lieu of fractional shares. No Private Placement Warrants and OpCo Warrants remained outstanding after the Private Warrant Transaction.
Earnout Transaction
Concurrently with the Offer, holders of the then outstanding Earnouts agreed to forfeit (and thus surrender for cancellation) 60% of the Earnouts they held and agreed that the remaining 40% of the Earnouts would no longer be subject to potential forfeiture and would be either regular shares of Class A Common Stock or regular OpCo Units (with an equivalent number of regular shares of Class B Common Stock) (the “Earnout Transaction”). As a result of the Earnout Transaction, 2,764 shares of Class A Common Stock and 2,015 OpCo Units (with an equivalent number of shares of Class B Common Stock) were cancelled and 1,842 shares of Class A Common Stock and 1,343 OpCo Units (with an equivalent number of shares of Class B Common Stock) remained outstanding after the Earnout Transaction and were no longer subject to forfeiture. The 36 Earnouts held by the Company were now regular shares of Class A Common Stock and are no longer subject to forfeiture.
Transaction Expenses
In connection with these transactions, the Company incurred expenses of $1,940 during three and nine months ended September 30, 2023, of which $567 was paid during the nine months ended September 30, 2023. These expenses were included in “General and administrative expenses” in the Condensed Consolidated Statements of Operations as the transactions did not generate any proceeds to the Company, and therefore, the costs did not qualify to be deferred or charged as a reduction to additional paid-in capital under Accounting Standards Codification (“ASC”) Topic 340, “Other Assets and Deferred Costs.”
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and based on current information, has concluded that there are no new pronouncements (other than the ones described below) that had or will have an impact on its results of operations, comprehensive income (loss), financial condition, cash flows, and stockholders’ equity (deficit).
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026 (i.e., Nerdy’s financial statements for the year ending December 31, 2027), and for interim periods within fiscal years beginning after December 15, 2027. Early adoption permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 (i.e., Nerdy’s financial statements for the year ending December 31, 2025), with early adoption permitted. This ASU requires a prospective method of adoption, but allows for a retrospective method of adoption. The Company’s adoption of this ASU will result in expanded disclosures related to income taxes but will not have a material impact on the Company’s financial statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 updates reportable segment disclosure primarily by requiring disclosures of significant segment expenses, while also aligning interim and annual disclosure requirements under ASC Topic 280. Additionally, this requires a public entity that has a single reportable segment to provide all the disclosures required by this ASU and all existing segment disclosures in ASC Topic 280. This ASU is effective for Nerdy’s financial statements for the year ending December 31, 2024 and interim periods within fiscal years beginning after December 15, 2024. This ASU requires a retrospective method of adoption. The Company’s adoption of this ASU will result in new disclosures related to segments (as the Company has been and continues to be an entity with a single reportable segment) but will not have a material impact on the Company’s financial statements.
NOTE 3 — NONCONTROLLING INTERESTS
As of September 30, 2024, Legacy Nerdy Holders owned 64,943 OpCo Units, equal to 36.1% of the economic interest in Nerdy LLC, and 64,943 shares of Class B Common Stock. As of December 31, 2023, Legacy Nerdy Holders owned 67,256 OpCo Units equal to 38.7% of the economic interest in Nerdy LLC, and 67,256 shares of Class B Common Stock.
Nerdy Inc. owned 63.9% and 61.3% of the outstanding OpCo Units as of September 30, 2024 and December 31, 2023, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders were entitled to or required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC. Prior to the Earnout Transaction (see Note 1), the Company excluded Earnouts in the calculation of the ownership interests in Nerdy LLC as the Earnouts were subject to forfeiture.

The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the periods presented.

	As Of and For The Three Months Ended September 30,		As Of and For The Nine Months Ended September 30,
	2024	2023	2024	2023
OpCo Units
Nerdy Inc.
Beginning of period	112,245	95,516	106,416	90,654
Vesting or exercise of equity awards	2,227	2,218	6,130	6,387
Conversion of Combined Interests into Class A Common Stock	500	500	2,426	1,193
Issuance of OpCo units as a result of the Warrant Transactions	—	4,306	—	4,306
Inclusion of OpCo units as a result of the Earnout Transaction	—	1,875	—	1,875
End of period	114,972	104,415	114,972	104,415
Legacy Nerdy Holders
Beginning of period	65,427	65,803	67,256	65,948
Vesting or exercise of equity awards	16	48	113	596
Conversion of Combined Interests into Class A Common Stock	(500)	(500)	(2,426)	(1,193)
Issuance of OpCo units as a result of the Warrant Transactions	—	513	—	513
Inclusion of OpCo units as a result of the Earnout Transaction	—	1,343	—	1,343
End of period	64,943	67,207	64,943	67,207
Total
Beginning of period	177,672	161,319	173,672	156,602
Vesting or exercise of equity awards	2,243	2,266	6,243	6,983
Issuance of OpCo units as a result of the Warrant Transactions	—	4,819	—	4,819
Inclusion of OpCo units as a result of the Earnout Transaction	—	3,218	—	3,218
End of period	179,915	171,622	179,915	171,622
Ownership Percentage
Nerdy Inc.
Beginning of period	63.2%	59.2%	61.3%	57.9%
End of period	63.9%	60.8%	63.9%	60.8%
Legacy Nerdy Holders
Beginning of period	36.8%	40.8%	38.7%	42.1%
End of period	36.1%	39.2%	36.1%	39.2%
NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	%	2023	%	2024	%	2023	%
Consumer	$31,919	85%	$34,494	85%	$113,237	79%	$115,125	83%
Institutional	5,429	14%	5,580	14%	28,451	20%	22,474	16%
Other (a)	182	1%	222	1%	553	1%	716	1%
Revenue	$37,530	100%	$40,296	100%	$142,241	100%	$138,315	100%
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

“Accounts receivable, net” and “Deferred revenue” reported on the Condensed Consolidated Balance Sheets for the periods presented.

	September 30, 2024	December 31, 2023
Accounts receivable, net	$7,424	$15,398
Deferred revenue	$15,687	$20,480
“Accounts receivable, net” is reported net of reserves of $643 and $544 as of September 30, 2024 and December 31, 2023, respectively.
NOTE 5 — RESTRUCTURING
In July 2023, the Company communicated workforce reductions primarily to certain variable hourly employees in tutor operations and IT customer support roles. The workforce reductions were the result of efficiencies gained through new recurring revenue relationships with higher lifetime value customers that simplify the Company’s operating model, as well as ongoing automation efforts involving self-service capabilities, the application of artificial intelligence, and other efficiency efforts. The Company incurred and paid employee-related restructuring charges of $841 during the three and nine months ended September 30, 2023, which were included in “General and administrative expenses” in the Condensed Consolidated Statements of Operations. The restructuring charges incurred during the three and nine months ended September 30, 2023 equaled the total restructuring charges for this event. No restructuring charges were incurred during the three or nine months ended September 30, 2024.
NOTE 6 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of September 30, 2024.
The effective income tax rate was (0.12)% and (0.18)% for the three and nine months ended September 30, 2024, respectively, and (0.10)% and (0.17)% for the three and nine months ended September 30, 2023, respectively. The effective income tax rates differed significantly from the statutory rates in both the current and prior year periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported in both current and prior year periods represents amounts owed to state authorities.
NOTE 7 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss Attributable to Class A Common Stockholders	$(15,900)	$(12,290)	$(32,439)	$(34,519)
Less: Undistributed net earnings attributable to participating securities	—	—	—	—
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(15,900)	$(12,290)	$(32,439)	$(34,519)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	113,287	97,077	110,267	94,453

Basic and Diluted loss per share of Class A Common Stock	$(0.14)	$(0.13)	$(0.29)	$(0.37)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	1,919	1,394	1,919	1,394
Stock appreciation rights	5,713	5,776	5,713	5,776
Restricted stock awards	6	168	6	168
Restricted stock units	16,832	16,147	16,832	16,147
Restricted stock units - founder’s award	9,258	9,258	9,258	9,258
Combined Interests that can be converted into shares of Class A Common Stock	64,943	67,207	64,943	67,207
NOTE 8 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows for the periods presented.

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$65,002	$74,824	$84,031	$90,715
Restricted cash included in Other current assets	132	184	384	516
Restricted cash included in Other assets	—	132	132	316
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$65,134	$75,140	$84,547	$91,547
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its office leases in Tempe, Arizona.
NOTE 9 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	September 30, 2024	December 31, 2023
Fixed assets	$49,739	$43,494
Accumulated depreciation	(32,241)	(27,106)
	$17,498	$16,388
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2024	2023	2024	2023
Amortization expense related to capitalized internal use software	Cost of revenue	$1,562	$1,299	$4,444	$3,891
Depreciation expense	General and administrative expenses	217	219	693	718

NOTE 10 — INTANGIBLE ASSETS, NET
The Company’s intangible assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	September 30, 2024	December 31, 2023
Carrying amount	$6,298	$6,122
Accumulated amortization	(3,622)	(3,061)
	$2,676	$3,061
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2024	2023	2024	2023
Amortization expense related to intangible assets	General and administrative expenses	$155	$152	$460	$454
NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes.
Prior to the Warrant and Earnout Transactions (see Note 1), the Company had issued and outstanding Warrants and Earnouts to non-employees. The Warrants and Earnouts held by non-employees were not in the scope of Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation” and were classified as derivative liabilities under ASC Topic 480, “Distinguishing Liabilities from Equity” or ASC Topic 815, “Derivatives and Hedging.”
As a result of the Warrant Transactions and Earnout Transaction, the Warrants held by non-employees were exchanged or exercised for shares of Class A Common Stock or OpCo Units (with an equivalent number of shares of Class B Common Stock) and the portion of the Earnouts held by non-employees that remained outstanding were no longer subject to forfeiture. As such, the Company reviewed the classification of the Warrants and Earnouts issued to non-employees under ASC 815 and concluded the fair value of the Warrant and Earnout liabilities should be reclassified to stockholders’ equity. Immediately prior to closing of the transactions, the Company recorded the Warrants and Earnouts issued to non-employees at their fair values, and included these fair value adjustments in “Unrealized (gain) loss on derivatives, net” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023. At the closing of the transactions, the Company reclassified the fair values of the Warrants and Earnouts issued to non-employees to additional paid-in capital and noncontrolling interests within stockholders’ equity from other liabilities, which resulted in a decrease to other liabilities and a corresponding increase to additional paid-in capital and noncontrolling interests on the condensed consolidated balance sheet. At September 30, 2024 and December 31, 2023, no Warrant and Earnout contracts issued to non-employees were outstanding.
The following table presents the effects of the Company’s derivative instruments in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2024	2023	2024	2023
Non-employee Warrants	Unrealized (gain) loss on derivatives, net	$—	$5,010	$—	$11,091
Non-employee Earnouts	Unrealized (gain) loss on derivatives, net	—	(9,109)	—	2,294
		$—	$(4,099)	$—	$13,385
NOTE 12 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three and nine months ended September 30, 2024 or 2023.

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
As of September 30, 2024, Nerdy Inc. has not recognized a liability of $117,864 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three and nine months ended September 30, 2024 or 2023. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within the statement of operations.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
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
In 2019, a Complaint was filed in a Superior California Court against Varsity Tutors alleging that Varsity Tutors misclassified California tutors as independent contractors as opposed to employees in violation of the California Labor Code and seeking penalties and other remedies under California’s Private Attorneys General Act (“PAGA”). In October 2023, Varsity Tutors agreed to a tentative settlement in this matter that remains subject to Court approval (as required by PAGA), which is expected in the fourth quarter of 2024 or early 2025. No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three and nine months ended September 30, 2024. The Company expensed $1,250 and $1,700 in the three and nine months ended September 30, 2023, which was included in “General and administrative expenses” in the Condensed Consolidated Statements of Operations, related to this matter. At September 30, 2024 and December 31, 2023, the Company had accrued $2,000 for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets, respectively.
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
“Active Member(s)” is defined as the number of Learners with an active paid Learning Membership as of the date presented. Variations in the number of Active Members are due to changes in demand for our solutions, seasonality, testing schedules, and the launch of new membership options. As a result, we believe Active Members is a key indicator of our ability to attract, engage, and retain Learners. Active Members exclude EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”), as well as our Institutional business.

Active Members in thousands	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Active Members	39.7	35.5	46.1	40.7	39.5	31.0
YoY change	1%	15%	40%	101%	250%	1,450%
“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. We believe Active Experts is a key indicator of our ability to service Learners and provide Experts with revenue-generating opportunities. Active Experts also includes our Institutional business, but excludes First Tutors UK. The following table summarizes Active Experts for the periods presented. Our Active Expert count during the three and nine months ended September 30, 2024 was primarily driven by higher Institutional active Experts when compared to the prior year periods, which reflects the continued scaling of our Institutional business.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
Active Experts in thousands	2024	2023	%	2024	2023	%
Active Experts	9.5	9.0	6%	17.3	14.1	23%

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
dollars in thousands	2024	%	2023	%	2024	%	2023	%
Revenue	$37,530	100%	$40,296	100%	$142,241	100%	$138,315	100%
Cost of revenue	11,077	30%	11,108	28%	45,786	32%	41,138	30%
Gross Profit	26,453	70%	29,188	72%	96,455	68%	97,177	70%
Sales and marketing expenses	20,315	54%	19,233	47%	53,244	38%	49,652	36%
General and administrative expenses	31,862	85%	35,508	88%	97,017	68%	94,921	68%
Operating Loss	(25,724)	(69)%	(25,553)	(63)%	(53,806)	(38)%	(47,396)	(34)%
Unrealized (gain) loss on derivatives, net	—	—%	(4,099)	(10)%	—	—%	13,385	10%
Interest income	(768)	(3)%	(844)	(2)%	(2,533)	(2)%	(2,460)	(2)%
Other (income) expense, net	(27)	—%	(5)	—%	8	—%	11	—%
Loss before Income Taxes	(24,929)	(66)%	(20,605)	(51)%	(51,281)	(36)%	(58,332)	(42)%
Income tax expense	29	—%	21	—%	90	—%	97	—%
Net Loss	(24,958)	(66)%	(20,626)	(51)%	(51,371)	(36)%	(58,429)	(42)%
Net loss attributable to noncontrolling interests	(9,058)	(24)%	(8,336)	(20)%	(18,932)	(13)%	(23,910)	(17)%
Net Loss Attributable to Class A Common Stockholders	$(15,900)	(42)%	$(12,290)	(31)%	$(32,439)	(23)%	$(34,519)	(25)%
Revenue
Revenue for the three months ended September 30, 2024 declined when compared to the prior year period primarily due to lower average revenue per member per month (“ARPM”) in our Consumer business. Revenue growth for the nine months ended September 30, 2024 when compared to the prior year period was driven by the continued scaling of our Institutional business, partially offset by lower ARPM in our Consumer business. ARPM was lower in both current year periods due to a higher mix of lower frequency Learning Memberships when compared to the prior year periods. Revenue for the nine months ended September 30, 2023 included legacy Package revenue of $15,850 thousand that did not recur in the current year period due to the completion of the transition to Learning Memberships in our Consumer business.
The following table presents our revenue by business category for the periods presented.

	Three Months Ended September 30,				Change
dollars in thousands	2024	%	2023	%	$	%
Consumer	$31,919	85%	$34,494	85%	$(2,575)	(7)%
Institutional	5,429	14%	5,580	14%	(151)	(3)%
Other (a)	182	1%	222	1%	(40)	(18)%
Revenue	$37,530	100%	$40,296	100%	$(2,766)	(7)%

	Nine Months Ended September 30,				Change
dollars in thousands	2024	%	2023	%	$	%
Consumer	$113,237	79%	$115,125	83%	$(1,888)	(2)%
Institutional	28,451	20%	22,474	16%	5,977	27%
Other (a)	553	1%	716	1%	(163)	(23)%
Revenue	$142,241	100%	$138,315	100%	$3,926	3%
(a)Other consists of First Tutors UK and other services.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
dollars in thousands	2024	2023	$	%	2024	2023	$	%
Revenue	$37,530	$40,296	$(2,766)	(7)%	$142,241	$138,315	$3,926	3%
Cost of revenue	11,077	11,108	31	—%	45,786	41,138	(4,648)	(11)%
Gross Profit	$26,453	$29,188	$(2,735)	(9)%	$96,455	$97,177	$(722)	(1)%
% Margin	70%	72%			68%	70%
Cost of revenue for the three months ended September 30, 2024 was flat year over year. Cost of revenue for the nine months ended September 30, 2024 increased due to higher Expert costs of $4,095 thousand, primarily related to higher utilization of tutoring sessions across Learning Memberships in our Consumer business and the continued scaling of our Institutional business.
Gross profit for the three months ended September 30, 2024 of $26,453 thousand decreased by $2,735 thousand, or 9%, compared to the same period in 2023. Gross margin was 70% for the three months ended September 30, 2024, compared to gross margin of 72% for the three months ended September 30, 2023. Gross profit for the nine months ended September 30, 2024 of $96,455 thousand decreased by $722 thousand, or 1%, compared to the same period in 2023. Gross margin was 68% for the nine months ended September 30, 2024, compared to gross margin of 70% for the nine months ended September 30, 2023.
The decrease in gross margin for the three months ended September 30, 2024 was primarily due to lower ARPM coupled with higher utilization of tutoring sessions across Learning Memberships in our Consumer business, partially offset by lower seasonal utilization of our access-based products in our Institutional business. The decrease in gross margin for the nine months ended September 30, 2024 was primarily due to lower ARPM coupled with higher utilization of tutoring sessions across Learning Memberships in our Consumer business and higher substitution costs in our Institutional business. Recently introduced improvements to our marketplace infrastructure systems, including session scheduling enhancements, invoice automation improvements, and changes to the tutor substitution program logic, collectively are expected to drive gross margin improvement on a go-forward basis, while simultaneously improving the customer experience due to the higher reliability level of our marketplace infrastructure systems.
Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
dollars in thousands	2024	2023	$	%	2024	2023	$	%
Sales and marketing expenses	$20,315	$19,233	$1,082	6%	$53,244	$49,652	$3,592	7%
General and administrative expenses	31,862	35,508	(3,646)	(10)%	97,017	94,921	2,096	2%
Total operating expenses	$52,177	$54,741	$(2,564)	(5)%	$150,261	$144,573	$5,688	4%
Sales and Marketing
Sales and marketing expenses for the three months ended September 30, 2024 and 2023 included stock-based compensation of $556 thousand and $695 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses increased $1,221 thousand, or 7%. Sales and marketing expenses for the nine months ended September 30, 2024 and 2023 included stock-based compensation of $1,729 thousand and $2,224 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses increased $4,087 thousand, or 9%.
Sales and marketing increases were driven by investments in our Institutional sales organization which were made to drive customer acquisition, brand awareness, and reach, including through signing up school districts with free access to the Varsity Tutors platform, which is a strategy to introduce school districts to the platform and ultimately convert them to our fee-based offerings. These investments were partially offset by Consumer marketing efficiency gains.

General and Administrative
General and administrative expenses include compensation for certain employees, support services, product and development expenses intended to support continued innovation, and other operating expenses. Product and development costs were $11,273 thousand and $10,085 thousand for the three months ended September 30, 2024 and 2023, respectively, an increase of $1,188 thousand. Product and development costs were $33,505 thousand and $26,907 thousand for the nine months ended September 30, 2024 and 2023, respectively, an increase of $6,598 thousand. Product and development costs include compensation for employees on our product and engineering teams who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the three months ended September 30, 2024 included non-cash stock based compensation of $9,256 thousand. General and administrative expenses for the three months ended September 30, 2023 included non-cash stock based compensation, costs related to the warrant and earnout transactions, restructuring costs, and a provision for legal settlement of $10,927 thousand, $1,940 thousand, $841 thousand, and $1,250 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $2,056 thousand, or 10%.
General and administrative expenses for the nine months ended September 30, 2024 included non-cash stock based compensation of $30,509 thousand. General and administrative expenses for the nine months ended September 30, 2023 included non-cash stock based compensation, costs related to the warrant and earnout transactions, restructuring costs, and a provision for legal settlement of $30,578 thousand, $1,940 thousand, $841 thousand, and $1,250 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $6,196 thousand, or 10%.
We believe our investments in product development and our platform-oriented approach to growth have allowed us to launch and continuously improve our suite of ‘always on’ subscription products, including Learning Memberships for Consumers, and our District, Teacher, and Parent Assigned offerings for Institutional customers. We believe these subscription and access-based offerings simplify our operating model needed to support the organization, which allows us to maximize our investment in our unified platform.
Unrealized (Gain) Loss on Derivatives, Net
During the three and nine months ended September 30, 2023, we recognized a (gain) loss of $(4,099) thousand and $13,385 thousand, respectively, related to non-cash mark-to-market adjustments on our warrants and earnouts prior to the warrant and earnout transactions. Of the net gain recognized in the three months ended September 30, 2023, $5,010 thousand and $(9,109) thousand related to warrants and earnouts, respectively. Of the loss recognized in the nine months ended September 30, 2023, $11,091 thousand and $2,294 thousand related to warrants and earnouts, respectively.
Interest Income
Interest income for the three months ended September 30, 2024 was $768 thousand, a decrease from $844 thousand in the same period in 2023, driven by lower interest income on our cash balances during the current year period. Interest income for the nine months ended September 30, 2024 was $2,533 thousand, an increase from $2,460 thousand in the same period in 2023, driven by higher interest income on our cash balances during the current year period.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents totaling $65,002 thousand and $74,824 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed primarily through cash on hand and capital contributions. To the extent we generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
As of September 30, 2024, we had no debt obligations. Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. For information on our lease obligations and the amount and timing of future payments, see Note 17 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of our 2023 Annual Report. There have been no material changes to our leasing arrangements previously disclosed in our 2023 Annual Report.

The following table sets forth our cash flows for the periods presented.

	Nine Months Ended September 30,
dollars in thousands	2024	2023
Cash used in:
Operating activities	$(4,288)	$(2,515)
Investing activities	(5,700)	(3,923)
Financing activities	—	(567)
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	(18)	5
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(10,006)	$(7,000)
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2024 increased $1,773 thousand when compared to the same period in 2023 as investments in our Institutional sales organization and product development to drive innovation and support our continued growth were partially offset by favorable changes in working capital primarily related to fluctuations in the timing of sales and collections of receivables and the payments of other current liabilities.
Investing Activities
Cash used in investing activities was $5,700 thousand and $3,923 thousand for the nine months ended September 30, 2024 and 2023, respectively. Cash used in investing activities for both periods related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2023 was $567 thousand, which related to transaction costs paid in connection with the warrant and earnout transactions. We did not have any financing activities in the nine months ended September 30, 2024.
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
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including our expectations with respect to: enhancing the Learning Membership experience; continued improvements in sales and marketing leverage; the growth of our Institutional business; changes to our marketplace infrastructure systems; simplifying our operations model while growing our business; and the sufficiency of our cash to fund future operations. Any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “approximately,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “seeks,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our financial condition, results of operations, and cash flows may differ materially from those in the forward-looking statements as a result of various factors, including:
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
According to 5120.1b of the SEC Financial Reporting Manual, once we fail to qualify for smaller reporting company status, we will remain unqualified until making a subsequent determination either: (i) our public float falls below $200,000 thousand as of the last business day of our most recently completed second fiscal quarter or (ii) our public float and annual revenues meet certain other requirements for subsequent qualification as of the last business day of our most recently completed second fiscal quarter. Based upon the facts and circumstances that existed as of June 30, 2024, we have re-entered smaller reporting company status and will use scaled disclosures in future reports, as applicable, permitted for a smaller reporting company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk, foreign currency exchange rates, and interest rates are immaterial.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on that evaluation, the Company’s CEO and CFO concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this report, which is incorporated herein by reference.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended September 30, 2024.

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
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, the adoption or termination of contracts, instructions, or written plans for the purchase or sale of our securities by a director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, each of which is intended to satisfy the affirmative defense conditions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate Number of Securities to be Purchased or Sold
Christopher Swenson (a)	Chief Legal Officer	Termination	6/14/2024	9/12/2024	167,758
(a)Christopher Swenson, the Company's Chief Legal Officer, terminated a Rule 10b5-1 Plan on September 12, 2024. Mr. Swenson’s plan provided for the potential sale of up to 167,758 shares of the Company's Class A Common Stock. The plan was adopted on June 14, 2024, and was set to expire on February 2, 2025.
No other director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended September 30, 2024.
ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

3.2	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2024.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2024.

* 32.1	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2024.

101
Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2024 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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

Nerdy Inc.

Date: November 7, 2024	By:	/s/ Jason Pello
Name: Jason Pello
Title: Chief Financial Officer