Form 10-K
period 2024-12-31
Nerdy Inc.
filed 2025-02-27
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No ☒
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $123,755,346.
Indicate the numbers of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class A common stock, par value $0.0001 per share - 118,051,627 shares of common stock as of February 13, 2025
Class B common stock, par value $0.0001 per share - 64,395,418 shares of common stock as of February 13, 2025

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this report.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “approximately,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “seeks,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our financial condition, results of operations, and cash flows may differ materially from those in the forward-looking statements as a result of various factors, including:
•our offerings continue to evolve, which makes it difficult to predict our future financial and operating results;
•our history of net losses and negative operating cash flows, which could require us to need other sources of liquidity;
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
Risks Related to Our Business Model, Operations, and Growth Strategy
•Our offerings continue to evolve, which makes it difficult to predict our future financial and operating results, and we may not achieve our expected financial and operating results in the future;
•We have incurred significant net losses and generated negative operating cash flows since our formation, and it may be difficult for us to achieve and maintain profitability;
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
•Our reputation and brand, and the network effects among Experts and Learners on our platform are important to our success, and if we are not able to maintain and continue developing our reputation and brand, and the network effects, our business, financial condition, and results of operations could be adversely affected;
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
•Our use of machine learning and artificial intelligence or AI technologies in our offerings and business may result in reputational harm, liability, or other unforeseen adverse consequences; and
•We have historically generated negative cash flows from operations and may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.

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
Risks Related to Ownership of Class A Common Stock, Our Status as a Public Company, and the Tax Receivable Agreement
•The trading price of the shares of Class A Common Stock may be volatile, and purchasers of the Class A Common Stock could incur substantial losses;
•Charles Cohn, our Founder, Chairman, President, and Chief Executive Officer, beneficially owns a significant portion of our common stock and has significant influence over us;
•We may be required to make payments under the tax receivable agreement for certain tax benefits that we may claim, and the amounts of such payments could be substantial;
•In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the tax receivable agreement; and
•We will not be reimbursed for any payments made under the tax receivable agreement in the event that any tax benefits are subsequently disallowed; and
•Our failure to meet the New York Stock Exchange’s continued listing requirements could result in a delisting of our Class A Common Stock.
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
•to obtain professional and technical designations and certifications; and
•to maximize their chances of admission into their school or program of choice, spanning private schools, to undergraduate programs, to graduate school, and beyond.
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
•Convenience: Our platform makes learning engaging and accessible. Learners can access thousands of Experts on our platform using numerous devices, providing them with the ability to learn across our various learning formats anytime and from anywhere, including at pre-scheduled times and on-demand.
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
•Expansive Range of Subjects: We are focused on providing breadth and depth in our subject catalog. The thousands of subjects we currently offer our Learners serve their needs across the entire learning lifecycle.
•Learning Across Multiple Formats: Our subscription offerings combine all of our products into a singular solution with all-inclusive pricing, making it easy and affordable for Learners to engage in multiple learning formats.
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
•Flexibility: As the modern workforce mindset shifts toward flexibility and choice, our platform empowers Experts to work where, when, and how they want, giving them convenience and control over their work schedule.
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
•Consumerization of Learning: The transition in parents’ and modern Learners’ preferences towards finding, curating, and managing their own learning is reshaping the learning markets and contributing to the digitization of learning. As a result of this shift in consumer behavior, learning providers have emerged that focus on direct-to-consumer models making learning resources, including live learning, available broadly and on-demand. By providing numerous learning formats to help Learners access top Experts across multiple formats, our platform empowers both Learners and Experts to have more agency, optimize interactions, and enhance their learning and instructing experience.

•Demand for Long-Term, Consistent Learning: Learners are expressing interest in supplemental learning solutions that support a more consistent use pattern over extended periods of time and a default to recurring, ‘always on’ relationships.
•Learning Loss and Chronic Absenteeism: The National Center for Education Statistics (“NCES”) publishes what is known as the “Nation's Report Card”, and results have shown that students have fallen behind in reading and math. Meanwhile, “chronic absenteeism”, which is defined as the percentage of students absent more than 10% of school days, remains above pre-pandemic figures. These problems, combined with the growing broad bipartisan recognition that high-dosage tutoring is a highly effective way to address the issue, is leading to an acceleration in market activity, with multiple states focused on rolling out state-funded, statewide tutoring programs.
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
Learning Memberships
Learning Memberships are an ‘all access’, subscription offering that aims to support Learners across academic calendar years, subjects, and learning formats. Learning Memberships include access to one-on-one instruction, live and recorded classes, self-study tools, college & career readiness resources, and adaptive assessments. Learning Memberships are for Learners of all ages, ranging from kindergarten to college and professional Learners, and can be used in any subject, at any time. Memberships are helping transform our relationship with customers into one that is recurring in nature and spans subjects and learning formats. The model encourages ongoing consistent learning over longer periods of time, which we believe can lead to significant improvements in customer engagement and lifetime value.
We continue to focus on enhancing the Learning Membership experience by modernizing and unifying the student user experience across the entire platform, streamlining the onboarding experience to drive higher levels of engagement earlier in the customer learning journey, making it easier for customers to manage their tutoring relationships, and improving discoverability of the breadth of our learning tools. From many years of experience, we believe that when customers engage more deeply with our products, including across multiple learning formats, multiple subjects, or multiple students per household, it is highly predictive of stronger long-term retention and higher lifetime value of those customers. Upgrades to the digital experience for Learners are in service of that ultimate outcome and are aimed at increasing engagement across each of those vectors.
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
Our Learning Platform as a Service offering leverages the technology infrastructure and product capabilities originally developed for our Consumer business, providing a single, unified platform that allows Institutions to roster entire student bases and deploy solutions for different segments of students.

We have built access and subscription-based products for our Institutional business that are oriented toward providing district-wide solutions that can be deployed across entire student and teacher populations, significantly widening the impact we can have with our school district partners.
As part of our partnerships with Institutions, we provide access to the Varsity Tutors for Schools platform. Our comprehensive unified, platform access includes: 24/7 chat-based tutoring, essay review & coaching, live academic and enrichment classes, SAT and ACT test prep classes, self-study tools, and adaptive assessments. In 2024, we saw strong interest in districts signing up for access to our platform, as we have successfully enabled access to the Varsity Tutors for Schools platform at more than 1.1 thousand school districts, encompassing more than five million students. Student engagement with our platform has been stronger than expected, demonstrating the relevance of our offering and the growing need for student support beyond the traditional classroom. The breadth of the resources included in the platform allows us to serve a much broader set of needs for our Institutional partners and greatly expands the number of students we can impact within school districts.
Our high-dosage tutoring products provide Varsity Tutors for Schools with a comprehensive product portfolio capable of meeting the tutoring needs of school districts by providing flexible implementation models that meet the common use cases districts encounter, allowing them to better serve students and their community. We believe the simplification and evolution of our product suite positions us to attract new Institutional customers to the offering while also building deeper and larger relationships with existing ones.
Our Technology Platform
The convergence of subscription business models and access-based products across Consumer and Institutional has allowed us to unify the Varsity Tutors for Schools and Consumer user experience into one that is modern, intuitive, and personalized to better serve the needs of our customers. We consistently invest in improving our capabilities and technology architecture, as well as in developing new solutions that can be leveraged across new markets and audiences. Importantly, the investments we make to support a learning solution for one audience can be scaled to apply to new audiences, resulting in returns that are multiples of our initial investment. There are specific groupings of core competencies, or layers, of our unified platform that we believe to be particularly differentiated and powerful. We collectively call them AI for HI®, short for Artificial Intelligence for Human Interaction.
AI is allowing us to rapidly develop transformative experiences involving the real-time generation of content with near zero costs and improving our ability to deliver live human interaction and personalized learning at scale. With the use of generative AI for content creation, we have been able to rapidly expand the content depth of our learning resources in our most in-demand subjects. Additionally, we have developed AI Lesson Plan Generator and AI Tutor Chat to enhance the user experience and drive increased engagement on the platform.
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

Institutional Audience
The education system in the U.S. is under tremendous stress, creating an environment with immense opportunity for transformation. While COVID-19 accelerated and amplified some of the acute challenges that existed before the pandemic, adding incremental headwinds in the process, it also created an environment where new solutions to these challenges are not only welcome, but actively being pursued. And with recent advancements in technology, like the learning solutions we offer, transforming the way people learn has never been more possible. We believe school administrators and educators are rethinking how they can deliver the best outcomes for students, looking for new solutions beyond the traditional approach, which historically solved learning demands only with internal and in-person resources. Educators and students now have the opportunity to embrace not only the wealth of digital content options available, but also the increasingly flexible and personalized learning experiences that drive student outcomes. Our Learning Platform as a Service offering leverages the technology infrastructure and product capabilities originally developed for our Consumer business, providing a single, unified platform that allows Institutions to roster entire student bases and deploy solutions for different segments of students. The offerings can be deployed across large populations in a scalable manner to meet the needs of specific populations. With the strategic investments we are making to adapt our platform for Institutions and school districts, we believe we are well-positioned to be the learning solution of choice. Our unique and scalable platform leverages millions of data points to deliver live, personalized learning, offering administrators and school officials a critical solution as they lead the next generation of Learners.
Product Innovation and Adaptation Supporting Changing Needs of our Audiences
We build new products and technology capabilities that we believe will enable us to better meet Learner and Expert needs in the future, support innovation, and help drive continued growth while further strengthening our competitive moat. As we gain further scale, our ability to leverage data to infuse more personalization throughout the experience compounds. This leads to improved retention, monetization, and organically driven growth of new Learners and Experts using the platform. It also allows us to more effectively enter new markets and serve new audiences. We continue to evolve and enhance our product experience to build relevance and find solutions to unmet needs across all of our audiences, which we expect will open up new avenues for growth and lifetime value expansion, and otherwise accelerate our product roadmap.
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
While we believe we are one of the few companies that offers a comprehensive destination for live learning online, we do compete with other direct-to-consumer and institutional solutions. Consumers have a variety of choices in terms of competitive options, and some of these competitors are well capitalized. We compete against a variety of tutor and class marketplaces and directories and also against companies that offer asynchronous and self-study products. We believe that consumer awareness is one of the primary barriers to the adoption of our online solution. While we have scaled to millions of users with access to our platform, many Consumers and Institutions in the U.S. are not aware of the online solutions we offer. We will continue to drive consumer awareness of the value and availability of our platform.
Human Capital
We are a remote-first company, which means that working remotely is the primary option for most of our employees. Much like online learning affords Learners the ability to find the best Experts for their needs irrespective of location, we believe a remote-first orientation enables us to access a significantly larger talent pool from which to hire, which can serve as a long-term competitive advantage. As of February 13, 2025, we had approximately six hundred full and part-time employees, none of whom are covered under a collective bargaining agreement. Additionally, we have agreements with approximately four hundred globally-sourced, independent contractors, which are primarily used in customer support, tutor operations, and engineering roles.
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
Government Regulation
There are a variety of regulations that apply to how we operate our business, including, for example, regulations related to marketing efforts (such as the CAN-SPAM Act of 2003, the Telephone Consumer Protection Act of 1991 (“TCPA”), Federal Trade Commission (the “FTC”) guidelines related to communications with consumers, the Children’s Online Privacy Protection Act (“COPPA”), and the Family Educational Rights and Privacy Act (“FERPA”), among others); regulations related to data privacy of consumers (such as the California Consumer Privacy Act (“CCPA”) and the Student Online Personal Protection Act (“SOPPA”) among others) and how we process such information (such as the CCPA and other similar legislation that is or may be enacted (including the California Privacy Rights and Enforcement Act of 2020 (“CPRA”)), as well as data security and data breaches; regulations related to background checks as regulated by the Fair Credit Reporting Act (“FCRA”) and similar state laws and new hire reporting (for employees and independent contractors depending on the state); and other federal, state, local, and foreign laws of general applicability to employers, direct-to-consumer companies, and companies in general (these laws, regulations, and standards govern issues such as worker classification, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, personal injury, text messaging, subscription services, intellectual property, consumer protection and warnings, marketing, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application and website accessibility, money transmittal, and background checks).
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
Information about our Executive Officers
The section below provides information regarding our executive officers as of February 13, 2025:
Charles Cohn, age 39, is our Founder, Chairman, President, and Chief Executive Officer. Mr. Cohn founded the Company in 2007. Mr. Cohn previously worked in investment banking at Wells Fargo Securities and venture capital at Ascension Ventures, which he then left to focus on growing Nerdy full-time at the end of 2011. He serves on the national council board of the entrepreneurship program at Washington University in St. Louis. Mr. Cohn has a BSBA in Finance and Entrepreneurship from Washington University in St. Louis.
Jason Pello, age 45, has served as our Chief Financial Officer since October 2020. Mr. Pello is responsible for the Company’s financial operations, including leading all aspects of the financial planning and analysis, accounting, treasury management, investor relations, and tax functions. Previously, Mr. Pello served as our Vice President, Finance, and Accounting from September 2019 until October 2020. Prior to joining Nerdy, Mr. Pello served as Vice President, Corporate Finance at Save-A-Lot, a grocery chain owned by private equity from December 2017 until September 2019. Mr. Pello started his career at PricewaterhouseCoopers and holds Bachelor’s and Master’s degree in Accounting from the University of Missouri-Columbia. He is a registered CPA in Missouri (inactive).
Chris Swenson, age 53, has served as our Chief Legal Officer and Corporate Secretary since August 2019, having started Nerdy’s legal department in May 2015 as its Vice President and General Counsel. Prior to joining Nerdy, Mr. Swenson was a partner at the national law firm of Polsinelli PC, and began serving as Nerdy’s outside counsel in 2008, shortly after it was founded. Mr. Swenson received a BSBA with distinction and a BA from Washington University in St. Louis, as well as his law degree from the University of Missouri-Kansas City.
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
Risks Related to Our Business Model, Operations, and Growth Strategy
Our offerings continue to evolve, which makes it difficult to predict our future financial and operating results, and we may not achieve our expected financial and operating results in the future.
Our offerings continue to evolve, and we may not achieve our expected financial and operating results in the future. Further, we cannot assure you that our newer products and services, or any other products and services we may introduce or acquire, will be integrated effectively into our business, achieve or sustain profitability, or achieve market acceptance at levels sufficient to justify our investment.
Our ability to fully integrate these new products and services into our platform or achieve satisfactory financial results from them is unproven. Because we have a limited operating history and the market for our services, including newly built products and services, is rapidly evolving, it is difficult for us to predict our operating results, particularly with respect to our most recent offerings. If the markets for a direct-to-consumer or an institutional, online learning platform do not develop as we expect or if we fail to address the needs of these markets, our business may be harmed. Some of our offerings have only been meaningfully integrated into our broader platform recently and thus have a limited operating history.
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

We have incurred significant net losses and generated negative operating cash flows since our formation, and it may be difficult for us to achieve and maintain profitability.
We have experienced significant net losses and generated negative operating cash flows since our formation in October 2007, and we may continue to experience net losses and generate negative operating cash flows in the future. Our net losses for the years ended December 31, 2024, 2023, and 2022 were $67,142 thousand, $67,669 thousand, and $63,908 thousand, respectively. Our negative operating cash flows for the years ended December 31, 2024, 2023, and 2022 were $15,603 thousand, $7,560 thousand, and $48,002 thousand, respectively.
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
Our operations and performance depend in part on economic conditions, and adverse economic conditions may adversely affect our business, results of operations, and financial condition.
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
A health pandemic, depending upon its duration and severity, could have a material adverse effect on our business. For example, the COVID-19 pandemic had numerous effects on the global economy. Governmental authorities around the world implemented measures to reduce the spread of COVID-19, and these measures adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, led to an economic downturn in many of our markets. To the extent a health pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.
We contract with some individuals and entities classified as independent contractors, not employees, and if federal or state law mandates that they be classified as employees, our business may be adversely impacted.
We engage independent contractors and are subject to the federal laws and regulations, including, but not limited, to the U.S. Internal Revenue Service (the “IRS”) regulations, and applicable state laws and regulations regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable to the nature of the relationship between us and the independent contractors. Further, if legal standards for classification of independent contractors change, whether at the federal or state level, it may be necessary to change our business model or modify our compensation structure for these roles, including by paying additional compensation or reimbursing expenses (or whatever other requirements related to employees, versus independent contractors, are implicated by any such determination(s) or change(s)). The Department of Labor published a final rule on independent contractor classification on January 10, 2024. The new rule changed the legal test used for classification of independent contractors under the Fair Labor Standards Act. While the new rule has not impacted, and we do not currently expect it will impact, the classification of our Experts as independent contractors, there is a risk that as this new rule is interpreted in the future it may subject our Experts to reclassification.
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
In 2024, we had approximately 20 thousand Active Experts with independent contractor agreements. We define an Active Expert as having instructed one or more sessions in a given period. We engage all of our Experts as independent contractors, and therefore, any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and our ability to attract and retain Experts and employees. We may also choose to cease contracting with Experts who are located in jurisdictions where we may be prohibited or otherwise restricted from engaging Experts as independent contractors, which may adversely affect our business.
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
We rely on our new and existing Learners to drive utilization and to generate revenue, and if we fail to attract and retain Learners our business and operating results will suffer.
Building awareness of our product offerings and platform is critical to our ability to acquire prospective Learners, drive consumption and utilization, and generate revenue. A substantial portion of our expenses is attributable to marketing and sales efforts dedicated to attracting potential Learners to adopt our online learning offerings. Because we generate revenue based on Learners purchasing Learning Memberships for services delivered through our platform, it is critical to our success that we identify prospective Learners in a cost-effective manner and that Learners purchase and remain active in our offerings.

The following factors, many of which are largely outside of our control, may prevent us from successfully driving and maintaining purchase and utilization of our online offerings in a cost-effective manner or at all:
•Negative perceptions about online learning offerings and other non-traditional online services. As a non-traditional form of delivering learning and/or instruction direct-to-consumers over the internet, our online learning offerings may be subject to increased scrutiny by prospective Learners. Online product offerings that we or our competitors offer may not be successful, and new entrants to the field of online learning also may not perform well. Such underperformance could create the perception that online offerings in general are not an effective way to learn or educate, whether or not our offerings achieve satisfactory performance, which could make it difficult for us to successfully attract prospective Learners. Additionally, telehealth services, and other non-traditional online services are becoming increasingly prevalent. If any of these online products or services fail to perform well, prospective Learners may become reluctant to purchase or consume online offerings for fear that the learning experience may be substandard and begin to look for alternatives to online learning.
•Ineffective marketing efforts. We invest substantial resources in developing and implementing marketing and sales strategies that focus on identifying new Learners. If our execution of our marketing strategies prove to be inefficient or unsuccessful in generating a sufficient quantity of high-quality Learners, our revenue could be adversely affected.
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
Because of the nature of our business, many of our Learners are minors under the age of 18. As a result, we may be subject to additional laws and regulations that are applicable when businesses interact with children, such as COPPA. Additionally, although transactions with minor children are ultimately authorized and paid for by a parent or guardian, these minor children may not have the capacity to enter into binding agreements or may have the ability to subsequently void contracts. As a result, we may not be able to enforce the terms of these agreements. An incident involving a child, and in particular an incident that has the potential to compromise the safety or privacy of a child, could garner negative attention, which could harm our brand or reputation and adversely affect our business.

We may be exposed to claims and losses, including class action lawsuits, brought by or on behalf of our Learners, Institutions, or Experts, which could have a material adverse effect on our business.
We may be exposed to claims and losses, including class action lawsuits, brought by or on behalf of our Learners, Institutions, or Experts, which could have a material adverse effect on our business. We have written contracts with Learners, Institutions, and Experts (either directly or through related and affiliated entities) that establish the terms and conditions of the relationships memorialized therein. Learners, Institutions, and Experts could seek to challenge those terms and conditions, including but not limited to: network access, usage by minors, recorded sessions, taxes, integration with other policies, confidentiality, content, restrictions, arbitration, disclaimer of warranties, limitation of liability, indemnification, third-party beneficiaries, non-solicitation provisions, non-disclosure provisions, non-exclusivity, non-disparagement, governing law/choice of law, jurisdiction, venue, notice requirements, affiliate marketing, other platform activities, contract termination (including early contract termination), authority, installment payments, subscriptions, refunds, minimum billing, redemptions, guarantees, compensation (and adjustments/additions thereto), independent contractor status, insurance, intellectual property rights, and economics of the relationships (noting that some of these items apply solely to Learners, some apply solely to Institutions, some apply solely to Experts, and some apply to two or more).
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
Our reputation and brand, and the network effects among Experts and Learners on our platform are important to our success, and if we are not able to maintain and continue developing our reputation and brand, and the network effects, our business, financial condition, and results of operations could be adversely affected.
We believe that building a strong reputation and brand as a safe, reliable, and effective platform and continuing to increase the strength of the network effects among Experts and Learners on our platform are critical to our ability to attract and retain qualified Experts and Learners and to market our offerings to Institutions. The successful development of our reputation and brand, and the network effects among Experts and Learners on our platform will depend on a number of factors, many of which are outside our control.
Negative perception of our platform or Company may harm our reputation and brand, and the networks effects, including as a result of:
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
The process of identifying new products and services that will be a good fit for our platform is complex and time-consuming. Because of the initial reluctance on the part of some Learners or Institutions to embrace a new method of delivering their learning experience, the process to attract and engage a new Learner or Institution can be lengthy. We invest significant resources in these new offerings and there is no guarantee that we will recoup these costs. We will be providing access to our platform at no cost for several years for some Institutional customers, and we may not recoup this investment through increased contracts with Institutional customers. As a result, we may ultimately be unable to recover the full investment that we make in a new offering or achieve our expected level of profitability for the offering.
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
If we are not successful in quickly and efficiently scaling up offerings with new and existing Learners or Institutions, our reputation and our results of operations will suffer.
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
We launched an Institutional strategy with the introduction of Varsity Tutors for Schools in 2021, leveraging our existing platform capabilities to offer online learning solutions to education systems. We have devoted significant resources and management time, including hiring new personnel, in launching our new Institutional program. Beginning in 2023, we began providing access to our platform at no cost for several years for some Institutional customers. As a result of these initiatives, we have signed contracts with various education systems. However, there is no guarantee that we will continue to grow this program or that the program will be successful. If we are not successful, we may suffer losses based on the expenses and resources devoted to pursuing this strategy and our results of operations will suffer.
Contracts with Institutions present unique risks and uncertainties that are not present when selling directly to Learners.
Our Institutional strategy may present several types of risks and uncertainties inherent in contracting with Institutions such as school districts. A portion of our Institutional sales are to partners who resell to government Institutions, such as school districts, while other Institutional sales are made directly. Selling to Institutions such as school districts can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense. Government entities often require contract terms that differ from our standard arrangements and require increased attention to pricing practices and expose us to different regulatory and contractual risks. Many of the contracts that we have entered into with Institutions are school-year contracts subject to annual renewal at the option of the Institution. Any number of factors could cause an Institution to not renew a contract or otherwise affect its willingness to contract with us, including budget cuts, negative publicity (whether or not the reason for such publicity is within our control), and changes in the composition of local school boards or changes in the Institution’s administration. See “Our financial performance depends heavily on Learner retention within our offerings, and factors influencing Learner retention may be out of our control” below. Any termination or non-renewal of a contract with an Institution could have an adverse effect on our results of operations, and a termination or non-renewal caused by our failure to improve the poor academic performance of students enrolled in our programs could adversely affect our ability to secure contracts with other Institutions. Additionally, the approval processes of some Institutions, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance. This means that at times we incur substantial costs prior to the formal execution of these agreements by Institutions. Any of these risks related to contracting with Institutions could adversely affect our future sales and results of operations, or make them more difficult to predict.
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
Additionally, Learner retention could be compromised by the following factors, many of which are largely outside of our control:
•Learner dissatisfaction or changes in preference. Learners may decline to continue in our offerings based on their individual perceptions of the value they are getting from us. For example, we may face retention challenges as a result of Learners’ dissatisfaction with the quality of the platform, quality of Experts, level and quality of customer service, platform reliability, or other factors. Factors outside our control related to Learners’ satisfaction with, and overall perception of, an offering may contribute to decreased retention rates for that offering.
•Poor performance by Experts. Experts that are responsible for instructing may not understand what is involved in meeting Learner expectations, or may otherwise be unwilling to change the ways in which they would present the same content in an in-person setting. Our ability to maintain high Learner retention will depend in part on the ability and willingness of Experts to devote the necessary time and effort to develop their own teaching style(s), lesson plans, course curriculum, and content. Inability or unwillingness of Experts to meet Learner needs could cause the quality of the instruction and the quality of the customer experience to decline, which could contribute to decreased Learner satisfaction and retention.

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
We have grown rapidly in recent years and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, the success of our business model may be compromised.
In recent years we experienced rapid growth in a relatively short period of time. Our revenue grew from $103,968 thousand in 2020 to $190,231 thousand in 2024. Our rapid growth has placed, and may continue to place, a significant strain on our administrative and operational infrastructure and other resources. Our ability to manage our operations and growth may require us to continue to expand our marketing and sales personnel, technology team, finance, accounting, legal, and administration teams, as well as our infrastructure. We may be required to refine our operational, financial, and management controls and reporting systems and procedures. If we fail to efficiently manage this expansion of our business, our costs and expenses may increase more than we plan and we may not successfully expand our customer base, enhance our platform and technology-enabled services, develop new offerings with new and existing customers, attract a sufficient number of new customers in a cost-effective manner, attract a sufficient number of qualified Experts in a cost-effective manner, satisfy the requirements of our existing customers, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the recent past, we cannot provide any assurance that our revenue will continue to grow at the same rate in the future.
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
•effectively manage our cost structure and liquidity;
•effectively manage the implementation, onboarding, and servicing of our Institutional customers; and

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
•competitors may offer better compensation to Experts or divert qualified Experts from our platform; and
•current and potential competitors may establish relationships among themselves or with third parties to enhance their products and expand their markets, and our industry may see an increasing number of new entrants and increased consolidation. Accordingly, new competitors may emerge and rapidly acquire significant market share.
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
We have historically generated negative cash flows from operations and may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.
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
Failures of our platform, or disruption to its access, could reduce Learners’, Institutions’, and Experts’ satisfaction with our offerings and could harm our reputation.
The performance and reliability of our platform, and its uninterrupted access, are critical to our operations, reputation, and ability to attract new Learners and Experts, as well as our acquisition and retention of Learners, Institutions, and Experts already using our platform. Learners and Experts both rely on our technology platform to receive and provide their online offerings, which requires them to be able access to our platform on a frequent, as-needed basis. Accordingly, any errors, defects, disruptions, or other performance problems with our platform, including features in third-party products that restrict or prevent access to our platform or our ability to adequately communicate with Learners and Experts, could damage our reputation, decrease satisfaction and retention, and impact our ability to attract new Learners, Institutions, and Experts in the future. If any of these problems occur, Learners, Institutions, and Experts may decide to terminate their relationship with us, not repurchase or renew, or make claims against us. Additionally, we license certain technology from third parties and the failure by any of these licensed technologies to perform could similarly harm our ability to provide these services and our reputation in the marketplace.
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
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other unforeseen adverse consequences to our business operations.
We use internally developed and third-party developed machine learning and AI technologies in our offerings and business, and we are making investments in expanding our AI capabilities in our platform and in the tools we use internally, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
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
There can be no assurance that our investments in AI will be beneficial to our business. Our use of AI may depend on third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI, especially in a highly-competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If third-party AI becomes incompatible with our offerings or unavailable, or if the providers unfavorably change the terms or terminate their relationship with us, our solutions may become less appealing to our customers. The use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.
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
In order to process credit card payments, we are required to comply with payment rules established by payment card networks, such as the Payment Card Industry and its Data Security Standard, as well as with applicable laws. Our failure to comply with these laws or requirements could result in fines or impact our ability to accept payments in the future. Some jurisdictions have adopted laws that govern payments and other financial activities. These laws could require us to obtain money transmitter licenses, or other licenses or approval for financial transactions, that may cause disruption regarding our ability to accept credit card payments, thereby impacting our sales and revenue.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions, such as those passed in various U.S. states, which are continuing to emerge and evolve. These laws may lead other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of state regulations and other similar state or federal laws, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Additionally, the CCPA and other legal and regulatory changes are making it easier for certain individuals to opt-out of having their personal data processed and disclosed to third parties through various opt-out mechanisms, which could result in an increase to our operational costs to ensure compliance with such legal and regulatory changes. In recent years, there has also been an increase in attention to and regulation of data protection and data privacy across the globe, including in the U.S. with the increasingly active approach of the FTC to enforcing data privacy under the FTC Act Section 5 of the Unfair and Deceptive Acts framework.
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
In providing services to Learners and contracting with Experts to provide offerings to Learners, we collect personally identifiable information from Learners, prospective Learners, and Experts, and prospective Experts, such as names, birth dates, contact information, and payment information, as well as limited access to social security numbers of Experts through third-party systems. In the event that the personally identifiable information is unlawfully accessed or acquired, the majority of states and many jurisdictions have laws that require Institutions to investigate and immediately disclose the data breach to impacted individuals, usually in writing. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial monetary fines or private claims by affected parties and our reputation would likely be harmed.

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
Concentration of ownership among members of our senior management, our existing directors, and principal stockholders may prevent new investors from influencing significant corporate decisions. As a result, members of our senior management, our existing directors, and principal stockholders, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. For example, Charles Cohn, our Founder, Chairman, President, and Chief Executive Officer, beneficially owns a significant portion of our Common Stock. Together with his spouse, he beneficially owns approximately 48.3% of our outstanding Class A Common Stock, assuming conversion of their Class B common stock and all other shares of Class B common stock. So long as Mr. Cohn beneficially owns certain specified percentages of our Class A Common Stock, Mr. Cohn will have rights to nominate up to three directors to our Board of Directors, and will also have consent rights with respect to other parties’ nominees.
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
We will be an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of TPG Pace’s initial public offering (October 2025), though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1,235,000 thousand in annual revenue in any fiscal year, (ii) the market value of our shares of common stock that is held by non-affiliates exceeds $700,000 thousand as of any June 30 or (iii) we issue more than $1,000,000 thousand of non-convertible debt over a three-year period. As the fifth anniversary of the closing date of the TPG Pace’s initial public offering occurs in 2025, we will no longer be an “emerging growth company” starting with our Annual Report on Form 10-K for the year ended December 31, 2025, and as a result, will no longer be able to take advantage of the exemptions listed above.
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
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in, and our future efforts to comply likely will result in, increased general and administrative expenses.
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
There can be no assurance that future tax law changes will not (i) increase the rate of the corporate income tax significantly, (ii) impose new limitations on deductions, credits, or other tax benefits or (iii) make other changes that may adversely affect our businesses, financial condition, results of operations, and cash flows. Such changes in U.S. federal income tax laws could adversely affect our or Nerdy LLC’s business, cash flows, and future profitability, which would have an adverse effect on our business, cash flows, and future profitability.
If we expand our business operations, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax profitability and financial results.
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
Our principal asset is our interest in Nerdy LLC, and, accordingly, we will depend on distributions from Nerdy LLC to pay taxes, make payments under the Tax Receivable Agreement (as defined below), and cover our corporate and other overhead expenses.
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
Moreover, because we have no independent means of generating revenue, our ability to make tax payments and payments under the Tax Receivable Agreement (as defined below) is dependent on the ability of Nerdy LLC to make distributions to us in an amount sufficient to cover our tax obligations and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of Nerdy LLC’s subsidiaries to make distributions to it. The ability of Nerdy LLC, its subsidiaries, and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions contained in any credit agreement to which Nerdy LLC, its subsidiaries, and other entities in which it directly or indirectly holds an equity interest are bound. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will accrue interest until paid.
We may be required to make payments under the Tax Receivable Agreement (as defined below) for certain tax benefits that we may claim, and the amounts of such payments could be substantial.
We have a tax receivable agreement with Nerdy LLC unit holders (other than us) (the “TRA Holders”) (the “Tax Receivable Agreement”). The Tax Receivable Agreement generally will provide for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax that we actually realize in periods after the reverse recapitalization as a result of: (i) certain increases in tax basis that occur as a result of (A) the reverse recapitalization (including as a result of cash received in the reverse recapitalization and debt repayment occurring in connection with the reverse recapitalization) or (B) exercises of the Nerdy LLC redemption right or call right; and (ii) imputed interest deemed to be paid by us as a result of, and additional basis arising from, any payments under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these net cash savings.

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
The payment obligations under the Tax Receivable Agreement are our obligation and not obligations of Nerdy LLC, and we expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of our realization of tax benefits subject to the Tax Receivable Agreement is by its nature imprecise. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of our ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon significant future events, including but not limited to the timing of the redemptions of units of Nerdy LLC (“OpCo Units”), the price of Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of tax basis associated with the OpCo Units of the redeeming holder at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount, character, and timing of taxable income Nerdy LLC generates in the future, the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement, the U.S. federal income tax rate then applicable to us, and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is also by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash savings in tax generally will be calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and certain simplifying assumptions with respect to state and local income taxes) to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The amount and timing of any payments under the Tax Receivable Agreement are dependent upon significant future events, including those noted above in respect of estimating the amount and timing of our realization of tax benefits.
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
Our failure to meet the New York Stock Exchange’s continued listing requirements could result in a delisting of our Class A Common Stock.
If we fail to satisfy the continued listing requirements of the New York Stock Exchange (“NYSE”), such as the corporate governance requirements or the minimum closing bid price requirement, NYSE may take steps to delist our Class A Common Stock. Such a delisting would likely have a negative effect on the trading price of our Class A Common Stock and could impair our stockholders’ ability to sell or purchase our Class A Common Stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Class A Common Stock to become listed again, stabilize the market price or improve the liquidity of our Class A Common Stock, or prevent future non-compliance with the listing requirements of NYSE.
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
•Cross-Functional Approach: We employ a cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
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
The Audit Committee receives regular presentations and reports on cybersecurity risks. Those presentations and reports have covered or will cover topics such as recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, and technological and peer company trends. The Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Audit Committee discusses the Company’s approach to cybersecurity risk management with the members of the management team, including the CTO and the Vice President, Engineering and Security.
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
Pursuant to SEC regulations, the Company is required to disclose certain information about environmental proceedings with a governmental entity as a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. Pursuant to such SEC regulations, the Company has elected to use a threshold of $1,000 thousand for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the fourth quarter of 2024.
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
On February 13, 2025, there were approximately 38 stockholders and 21 stockholders of our Class A Common Stock and Class B Common Stock, respectively. The actual number of Class A Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We did not pay any cash dividends on our Class A Common Stock during the year ended December 31, 2024, nor do we have plans to pay cash dividends on our common stock in the foreseeable future.
The information required under this Item 5 concerning equity compensation plan information is set out under Part III, Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) the Securities Exchange Act of 1934, during the fourth quarter of 2024.
Performance Graph
We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. The following discussion should be read in conjunction with the financial statements under Part II, Item 8 of this report, “Cautionary Note On Forward-Looking Statements” on page 1 of this report, and “Risk Factors” in Part I, Item 1A of this report. This section of this report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this report, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Nerdy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024.
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
Seasonality of our Business
We have experienced in the past, and expect to continue to experience seasonal fluctuations in our revenue and earnings due to Learner and Institutional spending and consumption habits, and the timing of the academic year. Historically, we experience lower than normal revenue during the summer when schools and universities are out of session in the United States (the “U.S.”) and when people travel for vacations and holidays. Due to seasonality, comparisons of our historical quarterly results of operations on a sequential basis may not provide meaningful insight into our overall financial performance.
KEY FINANCIAL AND OPERATING METRICS
We monitor the following key operating metrics, among others, to evaluate the performance of our business.
“Active Member(s)” is defined as the number of Learners with an active paid Learning Membership as of the date presented. Variations in the number of Active Members are due to changes in demand for our solutions, seasonality, testing schedules, the extension of Learning Memberships to additional Consumer audiences, and the launch of new membership options. As a result, we believe Active Members is a key indicator of our ability to attract, engage, and retain Learners. Active Members exclude EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”), as well as our Institutional business. Our Active Member count as of December 31, 2024 was lower when compared to December 31, 2023 due to a higher mix of lower frequency Learning Memberships during 2024.

Active Members in thousands	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Active Members	37.5	39.7	35.5	46.1	40.7	39.5
YoY change	(8)%	1%	15%	40%	101%	250%
“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. Active Experts also includes our Institutional business, but excludes First Tutors UK. The following table summarizes Active Experts for the periods presented. Our Active Expert count during the year ended December 31, 2024 was primarily driven by higher Institutional active Experts when compared to the prior year period, which reflects the continued scaling of our Institutional business.

	Year Ended December 31,		Change
Active Experts in thousands	2024	2023	%
Active Experts	20.2	17.2	17%
RESULTS OF OPERATIONS

	Year Ended December 31,
dollars in thousands	2024	%	2023	%
Revenue	$190,231	100%	$193,399	100%
Cost of revenue	61,837	33%	56,952	29%
Gross Profit	128,394	67%	136,447	71%
Sales and marketing expenses	71,623	37%	68,448	36%
General and administrative expenses	126,879	67%	125,570	65%
Operating Loss	(70,108)	(37)%	(57,571)	(30)%
Unrealized loss on derivatives, net	—	—%	13,385	7%
Interest income	(3,104)	(2)%	(3,377)	(2)%
Other expense (income), net	23	—%	(19)	—%
Loss before Income Taxes	(67,027)	(35)%	(67,560)	(35)%
Income tax expense	115	—%	109	—%
Net Loss	(67,142)	(35)%	(67,669)	(35)%
Revenue
Revenue for the year ended December 31, 2024 declined primarily due to lower average revenue per member per month (“ARPM”) in our Consumer business, partially offset by higher revenues in our Institutional business. Revenue for the year ended December 31, 2023 included legacy Package revenue of $15,850 thousand that did not recur in the current year period due to the completion of the transition to Learning Memberships in our Consumer business.
The following table presents the Company’s revenue by business category for the periods presented.

	Year Ended December 31,				Change
dollars in thousands	2024	%	2023	%	$	%
Consumer	$154,230	81%	$158,654	82%	(4,424)	(3)%
Institutional	35,277	18%	33,815	17%	1,462	4%
Other (a)	724	1%	930	1%	(206)	(22)%
Revenue	$190,231	100%	$193,399	100%	$(3,168)	(2)%
(a)Other consists of EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”) and other services.
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Year Ended December 31,		Change
dollars in thousands	2024	2023	$	%
Revenue	$190,231	$193,399	$(3,168)	(2)%
Cost of revenue	61,837	56,952	4,885	9%
Gross Profit	$128,394	$136,447	$(8,053)	(6)%
% Margin	67%	71%
Cost of revenue for the year ended December 31, 2024 increased due to higher Expert costs of $4,096 thousand, primarily related to higher utilization of tutoring sessions across Learning Memberships in our Consumer business and the continued scaling of our Institutional business.

Gross margin for the year ended December 31, 2024 decreased primarily due to lower ARPM coupled with higher utilization of tutoring sessions across Learning Memberships in our Consumer business and higher substitution costs during the first half of the year in our Institutional business. We have introduced improvements to our marketplace infrastructure systems, including session scheduling enhancements, invoice automation improvements, and changes to the tutor placement and substitution program logic. We believe these enhancements will improve the customer experience due to the higher reliability level of our marketplace infrastructure systems and improve gross margins by lowering costs.
Operating Expenses
The following table sets forth our operating expenses for the periods shown:

	Year Ended December 31,		Change
dollars in thousands	2024	2023	$	%
Sales and marketing expenses	$71,623	$68,448	$3,175	5%
General and administrative expenses	126,879	125,570	1,309	1%
Total operating expenses	$198,502	$194,018	$4,484	2%
Sales and Marketing
Sales and marketing expenses for the year ended December 31, 2024 and 2023 included non-cash stock-based compensation of $2,345 thousand and $2,795 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses increased $3,625 thousand, or 5%.
Sales and marketing increases were driven by investments in our Institutional sales organization which were made to drive customer acquisition, brand awareness, and reach, including through signing up school districts with access to the Varsity Tutors platform, which is a strategy to introduce school districts to the platform and ultimately convert them to our fee-based offerings. These investments were partially offset by Consumer marketing efficiency gains.
General and Administrative
General and administrative expenses include compensation for certain employees, support services, product and development expenses intended to support continued innovation, and other operating expenses. Product and development costs were $43,928 thousand and $40,859 thousand for the years ended December 31, 2024 and 2023, respectively, an increase of $3,069 thousand. Product and development costs include compensation for employees on our product, engineering, and design teams who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the year ended December 31, 2024 included non-cash stock-based compensation, of $38,744 thousand. General and administrative expenses for the year ended December 31, 2023 included non-cash stock-based compensation, costs related to the warrant and earnout transactions, a provision for legal settlement, and restructuring costs of $41,474 thousand, $1,940 thousand, $1,250 thousand, and $841 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses increased $8,070 thousand, or 10%.
We believe our investments in product development and our platform-oriented approach to growth have allowed us to launch and continuously improve our suite of ‘always on’ subscription products, including Learning Memberships for Consumers, and our high-dosage tutoring offerings for Institutional customers. We believe these subscription and access-based offerings simplify our operating model needed to support the organization, which allows us to maximize our investment in our unified platform.
Unrealized Loss on Derivatives, Net
During the year ended December 31, 2023, we recognized a net loss of $13,385 thousand related to non-cash mark-to-market adjustments on our warrants and earnouts contracts prior to the settlement in 2023 of all of our warrants and earnouts. We did not have any mark-to-market adjustments on our warrants and earnouts contracts during the year ended December 31, 2024 as we did not have any warrants or earnouts outstanding. For additional information on the warrant and earnout transactions, refer to Notes 1, 4, and 13 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
Interest Income
Interest income was $3,104 thousand for the year ended December 31, 2024, compared to $3,377 thousand for the year ended December 31, 2023. This decrease was driven by lower interest income on our cash balances during the year ended December 31, 2024.

Income Tax Expense
Our effective income tax rate was (0.17)% and (0.16)% for the years ended December 31, 2024 and 2023, respectively. Income tax expense recorded during the years ended December 31, 2024 and 2023 represents amounts owed to state authorities. The following table presents a reconciliation of income tax expense with amounts computed at the federal statutory tax rate for the periods presented.

	Year Ended December 31,
dollars in thousands	2024	2023
Computed tax (21%)	$(14,076)	$(14,188)
Partnership outside basis adjustments	47	2,266
Income tax benefit attributable to NCI	6,180	6,979
Income tax credit	(630)	(1,121)
Change in valuation allowance charged to expense	11,019	11,907
State income tax benefit, net of effect on federal tax	(2,699)	(2,888)
Other, net	274	(2,846)
Income tax expense	$115	$109
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of December 31, 2024 and 2023, we had cash and cash equivalents totaling $52,541 thousand and $74,824 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed primarily through cash on hand and capital contributions. To the extent we generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. See Note 15 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for information on our lease obligations and the amount and timing of future payments. As of December 31, 2024, we had no debt obligations.
The following table sets forth our cash flows.

	Year Ended December 31,
dollars in thousands	2024	2023
Cash used in:
Operating activities	$(15,603)	$(7,560)
Investing activities	(6,863)	(6,887)
Financing activities	—	(1,940)
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(1)	(20)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(22,467)	$(16,407)
Operating Activities
Cash used in operating activities for the year ended December 31, 2024 increased $8,043 thousand when compared to the same period in 2023 as lower revenue and gross margin coupled with investments in our Institutional sales organization and product development to drive innovation and support our continued growth were partially offset by favorable changes in working capital primarily related to fluctuations in the timing of sales and collections of receivables.
Investing Activities
Cash used in investing activities was $6,863 thousand and $6,887 thousand for the years ended December 31, 2024 and 2023, respectively. Cash used in investing activities related to capital expenditures primarily for the development of internal use software and information technology (“IT”) equipment.

Financing Activities
Cash used in financing activities for the year ended December 31, 2023 was $1,940 thousand, which related to transaction costs paid in connection with the warrant and earnout transactions. We did not have any financing activities during the year ended December 31, 2024. For additional information on the warrant and earnout transactions, refer to Notes 1, 4, and 13 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
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
We generate revenue by selling tutoring services to Learners and Institutions that are fulfilled by Experts, who deliver instruction on our behalf through our proprietary Live Learning Platform.
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
Institutions
Our revenue from contracts with Institutions, which are generally short-term in duration (one year or less), is recognized from services as performance obligations are satisfied. Contracts with Institutions are generally sold through access-based subscriptions, whereby Institutions pay a fixed rate over the contract term. We have also sold prepaid high-dosage contracts, which consist of payments for services that can be redeemed following the date of first payment or payments after services are completed.
Revenue is recognized from one-on-one instruction and small group tutoring as performance obligations are satisfied. Given the Institutions receive benefit from the completion of each session (as Institutions are not obligated to meet with the same Expert for a minimum number of sessions), we concluded each one-on-one or small group tutoring session is a separate performance obligation. Revenue is recognized, and to the extent cash for the purchase of services by Institutions is collected in advance (at one time or in installments), deferred revenue is relieved on the date services are delivered to the Institutions in an amount that reflects the consideration we are contractually entitled to receive in exchange for those services. For Institutions that do not pay in advance, we typically invoice these Institutions on a monthly basis for each session provided, with amounts recorded to accounts receivable, net of any related allowance for credit losses.
Per the terms of our access-based, subscription contracts, purchased services can be redeemed for a set period of time from the date of payment. Per the terms of our prepaid high-dosage contracts, services purchased by Institutions are generally redeemed following the date of the first payment. We recognize revenue for unredeemed payments for services over the period in which the performance obligation is satisfied (unredeemed payments expire after a stated usage period) with the Institution based on historical usage patterns. We estimate the amount in which and the period of time over which payments for services are not redeemed using historical usage and redemption patterns. These estimates are reassessed each reporting period.
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
We expect to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing date of the TPG Pace’s initial public offering (such anniversary date is October 6th, 2025), (b) in which we have total annual gross revenue of at least $1,235,000 thousand or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700,000 thousand as of the prior June 30th, or (2) the date on which we have issued more than $1,000,000 thousand in non-convertible debt securities during the prior three-year period. Based upon the facts and circumstances that existed as of December 31, 2024, we remained an emerging growth company for our Annual Report on Form 10-K for the year ended December 31, 2024 and will continue to be for our quarterly reports in the 2025 interim periods. However, due to the fifth anniversary of the closing date of the TPG Pace’s initial public offering occurring in 2025, we will no longer be an emerging growth company starting with our Annual Report on Form 10-K for the year ended December 31, 2025, and as a result, will no longer be able to take advantage of the exemptions listed above.
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
According to 5120.1b of the SEC Financial Reporting Manual, once we failed to qualify for smaller reporting company status, we remained unqualified until making a subsequent determination either: (i) our public float fell below $200,000 thousand as of the last business day of our most recently completed second fiscal quarter or (ii) our public float and annual revenues met certain other requirements for subsequent qualification as of the last business day of our most recently completed second fiscal quarter. Based upon our subsequent determination that occurred as of December 31, 2024, we have re-entered smaller reporting company status and will use scaled disclosures in annual and quarterly reports, as applicable, permitted for a smaller reporting company.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk, foreign currency exchange rates, and interest rates are immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nerdy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nerdy Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
February 27, 2025
We have served as the Company's auditor since 2016.

NERDY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$190,231	$193,399	$162,665
Cost of revenue	61,837	56,952	49,732
Gross Profit	128,394	136,447	112,933
Sales and marketing expenses	71,623	68,448	74,183
General and administrative expenses	126,879	125,570	129,559
Operating Loss	(70,108)	(57,571)	(90,809)
Unrealized loss (gain) on derivatives, net	—	13,385	(26,620)
Interest income	(3,104)	(3,377)	(483)
Other expense (income), net	23	(19)	183
Loss before Income Taxes	(67,027)	(67,560)	(63,889)
Income tax expense	115	109	19
Net Loss	(67,142)	(67,669)	(63,908)
Net loss attributable to noncontrolling interests	(24,557)	(27,495)	(28,509)
Net Loss Attributable to Class A Common Stockholders	$(42,585)	$(40,174)	$(35,399)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.38)	$(0.41)	$(0.41)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	111,695	97,157	85,873
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net Loss	$(67,142)	$(67,669)	$(63,908)
Foreign currency translation adjustments	(19)	74	(266)
Total Comprehensive Loss	(67,161)	(67,595)	(64,174)
Comprehensive loss attributable to noncontrolling interests	(24,564)	(27,464)	(28,627)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(42,597)	$(40,131)	$(35,547)
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$52,541	$74,824
Accounts receivable, net	7,335	15,398
Other current assets	4,838	4,815
Total Current Assets	64,714	95,037
Fixed assets, net	17,148	16,388
Goodwill	5,717	5,717
Intangible assets, net	2,430	3,061
Other assets	2,498	4,541
Total Assets	$92,507	$124,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,555	$3,443
Deferred revenue	15,263	20,480
Other current liabilities	10,509	11,682
Total Current Liabilities	28,327	35,605
Other liabilities	3,067	3,533
Total Liabilities	31,394	39,138

Commitments and Contingencies (See Note 17)

Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 117,699 and 106,416 shares issued and outstanding, respectively	12	11
Class B common stock, par value $0.0001 per share, 150,000 shares authorized, 64,395 and 67,256 shares issued and outstanding, respectively	6	7
Additional paid-in capital	597,308	567,709
Accumulated deficit	(557,866)	(515,281)
Accumulated other comprehensive income	19	31
Total Stockholders’ Equity Excluding Noncontrolling Interests	39,479	52,477
Noncontrolling interests	21,634	33,129
Total Stockholders’ Equity	61,113	85,606
Total Liabilities and Stockholders’ Equity	$92,507	$124,744
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net Loss	$(67,142)	$(67,669)	$(63,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	6,956	6,166	5,919
Amortization of intangibles	614	606	602
Unrealized loss (gain) on derivatives, net	—	13,385	(26,620)
Non-cash stock-based compensation expense	41,089	44,269	47,244
Other	—	1,940	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	8,063	(3,802)	(6,275)
(Increase) decrease in other current assets	(78)	972	125
Decrease in other assets	1,889	527	1,232
Decrease in accounts payable	(170)	(474)	(391)
Decrease in deferred revenue	(5,217)	(5,059)	(4,466)
(Decrease) increase in other current liabilities	(959)	3,287	(188)
Decrease in other liabilities	(648)	(1,708)	(1,276)
Net Cash Used In Operating Activities	(15,603)	(7,560)	(48,002)
Cash Flows From Investing Activities
Capital expenditures	(6,863)	(6,887)	(5,317)
Net Cash Used In Investing Activities	(6,863)	(6,887)	(5,317)
Cash Flows From Financing Activities
Payments of warrant and earnout transaction costs	—	(1,940)	—
Payments to legacy investors	—	—	(767)
Other	—	—	(233)
Net Cash Used In Financing Activities	—	(1,940)	(1,000)
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(1)	(20)	(13)
Net Decrease in Cash, Cash Equivalents, and Restricted cash	(22,467)	(16,407)	(54,332)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	75,140	91,547	145,879
Cash, Cash Equivalents, and Restricted Cash, End of Year	$52,673	$75,140	$91,547

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$1,580	$2,441	$2,402
Purchase of fixed assets included in accounts payable	2	731	—
Cash paid for income taxes	117	93	38
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Nerdy Inc. Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total

	Shares	Value	Shares	Value
Balance, December 31, 2021	83,913	$8	73,987	$7	$490,220	$(439,708)	$136	$45,142	$95,805
Net loss	—	—	—	—	—	(35,399)	—	(28,509)	(63,908)
Stock-based compensation	—	—	—	—	46,818	—	—	2,833	49,651
Foreign currency translation adjustments	—	—	—	—	—	—	(148)	(118)	(266)
Activity under stock compensation plans	5,534	1	1,168	—	(233)	—	—	—	(232)
Conversion of combined interests into Class A common stock	5,849	—	(5,849)	—	3,005	—	—	(3,005)	—
Rebalancing of controlling and noncontrolling interests	—	—	—	—	(17,779)	—	—	17,779	—
Balance, December 31, 2022	95,296	$9	69,306	$7	$522,031	$(475,107)	$(12)	$34,122	$81,050
Net loss	—	—	—	—	—	(40,174)	—	(27,495)	(67,669)
Stock-based compensation	—	—	—	—	45,963	—	—	747	46,710
Foreign currency translation adjustments	—	—	—	—	—	—	43	31	74
Activity under stock compensation plans	8,388	2	645	—	(2)	—	—	—	—
Conversion of combined interests into Class A common stock	1,193	—	(1,193)	—	485	—	—	(485)	—
Warrant transactions	4,306	—	513	—	14,602	—	—	887	15,489
Earnout transaction	(2,767)	—	(2,015)	—	5,691	—	—	4,261	9,952
Rebalancing of controlling and noncontrolling interests	—	—	—	—	(21,061)	—	—	21,061	—
Balance, December 31, 2023	106,416	$11	67,256	$7	$567,709	$(515,281)	$31	$33,129	$85,606
Net loss	—	—	—	—	—	(42,585)	—	(24,557)	(67,142)
Stock-based compensation	—	—	—	—	42,355	—	—	314	42,669
Foreign currency translation adjustments	—	—	—	—	—	—	(12)	(7)	(19)
Activity under stock compensation plans	8,303	1	119	—	(1)	—	—	—	—
Conversion of combined interests into Class A common stock	2,980	—	(2,980)	(1)	1,160	—	—	(1,160)	(1)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	(13,915)	—	—	13,915	—
Balance, December 31, 2024	117,699	$12	64,395	$6	$597,308	$(557,866)	$19	$21,634	$61,113
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
The Public and FPA Warrant Exchange, the Private Warrant Transaction, and the Earnout Transaction
Prior to the Public and FPA Warrant Exchange and the Private Warrant Transaction (both terms defined below), Nerdy Inc. had warrants that consisted of TPG Pace’s previously outstanding private placement warrants and public warrants to purchase Class A ordinary shares that were converted into corresponding private placement warrants to purchase Class A Common Stock (the “Private Placement Warrant(s)”) and public warrants to purchase Class A Common Stock (the “Public Warrant(s)”). Additionally, Nerdy Inc. also issued warrants to purchase Class A Common Stock in connection with a forward purchase agreement (the “FPA Warrant(s)”). Nerdy LLC had previously outstanding warrants to purchase OpCo Units (the “OpCo Warrant(s)”). The Private Placement Warrants, the Public Warrants, the FPA Warrants, and the OpCo Warrants are collectively referred to herein as the “Warrant(s).”
Prior to the Earnout Transaction (as defined below), of the total shares and units issued and outstanding, Nerdy Inc. had 8,000 shares or units of (i) Class A Common Stock or (ii) OpCo Units (and a corresponding number of Class B Common Stock), as applicable, that were subject to forfeiture (the “Earnout(s)”).
Public and FPA Warrant Exchange
On September 25, 2023, the Company concluded an offer to holders of its then-outstanding Public Warrants and FPA Warrants, which provided such holders the opportunity to receive 0.25 shares of Nerdy Inc.’s Class A Common Stock (the “Public Offer exchange rate”) in exchange for each Public Warrant and FPA Warrant tendered by such holders (the “Offer”). At the closing of the Offer, all remaining outstanding Public and FPA warrants that were not exchanged at the election of the holder were converted into 0.225 shares of Class A Common Stock. As a result, 12,000 Public Warrants and FPA Warrants were exchanged for 2,992 shares of Nerdy Inc.’s Class A Common Stock, with a nominal cash settlement in lieu of fractional shares. No Public Warrants and FPA Warrants remained outstanding after these exchanges.

Private Warrant Transaction
Concurrently with the Offer, holders of the then-outstanding Private Placement Warrants and the OpCo Warrants agreed to amend the warrant agreement to require that upon the closing of the Offer that (a) each Private Placement Warrant be automatically exchanged or exercised on a cashless basis into shares of Class A Common Stock and (b) each OpCo Warrant that is outstanding be automatically exercised on a cashless basis into OpCo Units with an equivalent number of shares of Class B Common Stock being issued, in each case, at the same ratio as the Public Offer exchange rate (the “Private Warrant Transaction”, together with the Public and FPA Warrant Exchange, the “Warrant Transactions”). As a result of the Private Warrant Transaction, 5,281 Private Placement Warrants were exchanged or exercised on a cashless basis for 1,314 shares of the Company’s Class A Common Stock, with a nominal cash settlement in lieu of fractional shares and 2,052 OpCo Warrants were exchanged or exercised on a cashless basis for 513 OpCo Units (with an equivalent number of shares of Class B Common Stock), with a nominal cash settlement in lieu of fractional shares. No Private Placement Warrants and OpCo Warrants remained outstanding after the Private Warrant Transaction.
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
Transaction Expenses
In connection with these transactions, the Company incurred expenses of $1,940 the year ended December 31, 2023, which were included in “General and administrative expenses” in the Consolidated Statements of Operations.
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with existing accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Principles of Consolidation
The consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including Nerdy LLC. In determining the accounting of Nerdy Inc.’s interest in Nerdy LLC, management concluded Nerdy LLC was not a variable interest entity as defined by Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and as such, Nerdy LLC was evaluated under the voting interest model. As Nerdy Inc. has the right to appoint a majority (three of the five) managers of Nerdy LLC, Nerdy Inc. controls Nerdy LLC, and therefore, the financial results of Nerdy LLC and its subsidiaries are consolidated with and into Nerdy’s Inc.’s financial statements. All intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reporting periods. Significant estimates, assumptions, and judgments are used for, but not limited to: revenue recognition, stock-based compensation expense, internal-use software, and website development costs. The Company bases its estimates on historical experience, knowledge of current business conditions, and various other factors it believes to be reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ from these estimates, and such differences could be material to its financial position and operating cash flows.
Segment Information
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the

Company’s chief executive officer, in determining how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Consolidated information is used to monitor budget versus actual results in order to asses the performance of the Company’s one operating segment. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements. Substantially all of the Company’s net assets and operations are located within the U.S. For additional segment information, see Note 19.
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
Foreign Currency Translation
The Company operates foreign businesses in the United Kingdom and Canada. The functional currencies of these businesses are the local currencies. Adjustments from the translation of foreign currency into U.S. dollars for balance sheet amounts are based on exchange rates as of the balance sheet date. Revenue and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in “Accumulated other comprehensive income” as a component of “Stockholders’ Equity” on the Consolidated Balance Sheets.
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
The Company generates revenue by selling tutoring services to Learners and Institutions that are fulfilled by Experts, who deliver instruction on its behalf through its proprietary Live Learning Platform.
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
Institutions
The Company’s revenue from contracts with Institutions, which are generally short-term in duration (one year or less), is recognized from services as performance obligations are satisfied. Contracts with Institutions are generally sold through access-based subscriptions, whereby Institutions pay a fixed rate over the contract term. The Company has also sold prepaid high-dosage contracts, which consist of payments for services that can be redeemed following the date of first payment or payments after services are completed.
Revenue is recognized from one-on-one instruction and small group tutoring as performance obligations are satisfied. Given the Institutions receive benefit from the completion of each session (as Institutions are not obligated to meet with the same Expert for a minimum number of sessions), the Company concluded each one-on-one or small group tutoring session is a separate performance obligation. Revenue is recognized, and to the extent cash for the purchase of services by Institutions is collected in advance (at one time or in installments), deferred revenue is relieved on the date services are delivered to the Institutions in an amount that reflects the consideration the Company is contractually entitled to receive in exchange for those services. For Institutions that do not pay in advance, the Company typically invoices these Institutions on a monthly basis for each session provided, with amounts recorded to accounts receivable, net of any related allowance for credit losses.
Per the terms of the access-based, subscription contracts, purchased services can be redeemed for a set period of time from the date of payment. Per the terms of the prepaid high-dosage contracts, services purchased by Institutions are generally redeemed following the date of the first payment or payments after services are completed. The Company recognizes revenue for unredeemed payments for services over the period in which the performance obligation is satisfied (unredeemed payments expire after a stated usage period) with the Institution based on historical usage patterns. The Company estimates the amount in which and the period of time over which payments for services are not redeemed using historical usage and redemption patterns. These estimates are reassessed each reporting period.
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
Allowance for Credit Losses
The Company assesses the creditworthiness of its customers based on multiple sources of information, and analyzes factors such as historical bad debt experience and economic trends. Accounts receivable are written off as a decrease to the allowance for credit losses when all collection efforts have been exhausted and an account is deemed uncollectible.
Prepaid Expenses
Prepaid expenses are stated at historical cost, net of any related amortization, and consist of amounts paid in advance for insurance, advertising, and other operating costs, which are of continuing benefit to the Company. The amounts reported as assets on the Consolidated Balance Sheets within “Other current assets” were $3,722 and $3,129 as of December 31, 2024 and 2023, respectively.

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
Goodwill
Goodwill recorded by the Company relates to the assets of a previously acquired business. Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill and intangible assets acquired are recorded at fair market value under the acquisition method of accounting as of the acquisition date. At both December 31, 2024 and 2023, “Goodwill” reported on the Consolidated Balance Sheets was $5,717.
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
The Company conducts a definite-lived asset impairment assessment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. For the years ended December 31, 2024, 2023, and 2022, the Company concluded there were no events or changes in circumstances that would indicate an impairment of its definite-lived assets.
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
The Company conducted qualitative goodwill impairment assessments and concluded there were no impairments of goodwill as of December 31, 2024, 2023, and 2022.
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
Marketing Expenses
Marketing expenses primarily include media costs, including television, radio, podcasts, paid social, paid search, and other paid channels. Marketing expenses also include costs associated with the delivery of the Company’s large format classes, including StarCourse costs, costs related to contracts that only provide platform access to Institutions, and expenditures across new marketing channels to drive brand awareness and reach. Marketing costs are expensed as incurred by the Company within “Sales and marketing expenses” in the Consolidated Statements of Operations. Marketing expenses were $39,593, $43,043, and $45,113 for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Net Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of non-qualified stock options (“Stock Option(s)”), stock appreciation rights (“SAR(s)”), restricted stock awards (“RSA(s)”), restricted stock units (“RSU(s)”), if any, using the “treasury stock” method and the Combined Interests (as defined in Note 4) that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. Prior to the Warrant Transactions and Earnout Transaction (see Note 1), the average number of shares of Class A Common Stock used for diluted earnings (loss) per share was also adjusted for the dilutive effect of Warrants and Earnouts, if any, using the “treasury stock” method. Net earnings (loss) for diluted earnings (loss) per share is adjusted for Nerdy Inc.’s share of Nerdy LLC’s consolidated net loss, net of Nerdy Inc. taxes, after giving effect to dilutive securities. Additionally, net earnings (loss) for diluted earnings (loss) per share was adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent they were dilutive.
Class B Common Stock does not have economic rights in Nerdy Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share of Class B Common Stock has not been presented.
Prior to the Earnout Transaction (see Note 1), the Company had outstanding Earnouts, that were subject to forfeiture. In accordance with ASC Topic 260, “Earnings Per Share,” Earnouts were excluded from weighted-average shares outstanding to calculate basic earnings (loss) per share as they are considered contingently issuable shares due to their potential forfeiture. Earnouts would have been included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date of their stock price thresholds were met and they were no longer subject to forfeiture. Additionally, for the periods when they were outstanding, Earnouts did not participate in losses but were eligible to receive non-forfeitable dividends, if any, as declared by Nerdy Inc., and as a result, were considered participating securities for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share was computed using the two-class method. Under the two-class method, net earnings attributable to Class A Common Stock, if any, were allocated to Class A Common Stock and Earnouts as if all of the net earnings for the period had been distributed.
Defined Contribution Plan
The Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $1,316, $1,105, and $868 for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Recently Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 updates reportable segment disclosure primarily by requiring disclosures of significant segment expenses, while also aligning interim and annual disclosure requirements under ASC Topic 280. Additionally, this requires a public entity that has a single reportable segment to provide all the disclosures required by this ASU and all existing segment disclosures in ASC Topic 280. This ASU requires a retrospective method of adoption. The Company’s adoption of this ASU resulted in new disclosures related to segments (as the Company has been and continues to be an entity with a single reportable segment) but did not have a material impact on the Company’s financial statements. For additional information, see Note 19.
NOTE 4 — NONCONTROLLING INTERESTS
As of December 31, 2024, Legacy Nerdy Holders owned 64,395 OpCo Units, equal to a 35.4% of the economic interest in Nerdy LLC, and 64,395 shares of Class B Common Stock. As of December 31, 2023, Legacy Nerdy Holders owned 67,256 OpCo Units, equal to a 38.7% of the economic interest in Nerdy LLC, and 67,256 shares of Class B Common Stock.
The OpCo Units and the shares of Class B Common Stock (together, the “Combined Interests”) may be redeemed at the option of the Legacy Nerdy Holders on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by Nerdy Inc. If Nerdy Inc. elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than five business days after the redemption notice date. Upon the redemption of the OpCo Units and Class B Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be cancelled. After each conversion, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders is adjusted to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
Nerdy Inc. owned 64.6% and 61.3% of the outstanding OpCo units as of December 31, 2024 and 2023, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders is rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.

The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the periods presented.

	As Of and For The Year Ended December 31,
	2024	2023	2022
OpCo Units
Nerdy Inc.
Beginning of period	106,416	90,654	79,271
Vesting or exercise of equity awards	8,303	8,388	5,534
Conversion of Combined Interests into Class A Common Stock	2,980	1,193	5,849
Issuance of OpCo units as a result of the Warrant Transactions	—	4,306	—
Inclusion of OpCo units as a result of the Earnout Transaction	—	1,875	—
End of period	117,699	106,416	90,654
Legacy Nerdy Holders
Beginning of period	67,256	65,948	70,629
Vesting or exercise of equity awards	119	645	1,168
Conversion of Combined Interests into Class A Common Stock	(2,980)	(1,193)	(5,849)
Issuance of OpCo units as a result of the Warrant Transactions	—	513	—
Inclusion of OpCo units as a result of the Earnout Transaction	—	1,343	—
End of period	64,395	67,256	65,948
Total
Beginning of period	173,672	156,602	149,900
Vesting or exercise of equity awards	8,422	9,033	6,702
Issuance of OpCo units as a result of the Warrant Transactions	—	4,819	—
Inclusion of OpCo units as a result of the Earnout Transaction	—	3,218	—
End of period	182,094	173,672	156,602
Ownership Percentage
Nerdy Inc.
Beginning of period	61.3%	57.9%	52.9%
End of period	64.6%	61.3%	57.9%
Legacy Nerdy Holders
Beginning of period	38.7%	42.1%	47.1%
End of period	35.4%	38.7%	42.1%
NOTE 5 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Year Ended December 31,
	2024	%	2023	%	2022	%
Consumer	$154,230	81%	$158,654	82%	$140,820	86%
Institutional	35,277	18%	33,815	17%	19,054	12%
Other (a)	724	1%	930	1%	2,791	2%
Revenue	$190,231	100%	$193,399	100%	$162,665	100%
(a)Other consists of EduNation Limited, a company incorporated in England and Wales (“First Tutors UK”) and other services.

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

	December 31,
	2024	2023
Accounts receivable, net	$7,335	$15,398
Deferred revenue	$15,263	$20,480
“Accounts receivable, net”, is shown net of reserves of $781 and $544 as of December 31, 2024 and 2023, respectively. The Company expects to recognize substantially all of the deferred revenue balance in the next twelve months.
NOTE 6 — RESTRUCTURING
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
All of the total restructuring charges incurred during the year ended December 31, 2023 and were included in “General and administrative expenses,” in the Consolidated Statement of Operations. Of the total restructuring charges incurred during the year ended December 31, 2022, $345 and $1,134 were included in “Sales and marketing expenses” and “General and administrative expenses,” respectively, in the Consolidated Statement of Operations. No restructuring charges were incurred during the year ended December 31, 2024.
NOTE 7 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 4), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC.

The following table presents expense for income taxes for the periods presented.

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State and local	115	109	19
	115	109	19
Deferred:
Federal	—	—	—
State and local	—	—	—
	—	—	—
Income tax expense	$115	$109	$19

Loss before income taxes	$(67,027)	$(67,560)	$(63,889)
Effective income tax rate	(0.17)%	(0.16)%	(0.03)%
Income tax expense recorded during the years ended December 31, 2024, 2023, and 2022 represents amounts owed to state authorities.
The following table presents a reconciliation of income tax expense with amounts computed at the federal statutory tax rate for the periods presented.

	Year Ended December 31,
	2024	2023	2022
Computed tax (21%)	$(14,076)	$(14,188)	$(13,417)
Partnership outside basis adjustments	47	2,266	(3,840)
Income tax benefit attributable to NCI	6,180	6,979	7,085
Income tax credit	(630)	(1,121)	(412)
Change in valuation allowance charged to expense	11,019	11,907	14,301
State income tax benefit, net of effect on federal tax	(2,699)	(2,888)	(2,406)
Other, net	274	(2,846)	(1,292)
Income tax expense	$115	$109	$19
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

	December 31, 2024			December 31, 2023
	Assets	Liabilities	Net	Assets	Liabilities	Net
Investment in Nerdy LLC (a)	$77,424	$—	$77,424	$72,759	$—	$72,759
Net operating loss and credit carryforwards	46,094	—	46,094	34,504	—	34,504
Other items	191	—	191	—	—	—
Total gross deferred income taxes	123,709	—	123,709	107,263	—	107,263
Valuation allowance	(123,709)	—	(123,709)	(107,263)	—	(107,263)
Total deferred taxes	$—	$—	$—	$—	$—	$—
(a)The Company’s deferred tax asset for investment in partnership relates to excess tax outside basis over financial reporting outside basis in Nerdy LLC, which is treated as a partnership for U.S. federal income tax purposes.
At December 31, 2024 and 2023, the Company continued to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. The full valuation allowance will remain until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The following table summarizes changes to the Company’s valuation allowance for the periods presented.

	As Of and For The Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$(107,263)	$(86,774)	$(60,483)
Provision charged to expense	(11,019)	(11,907)	(14,301)
Provision charged to additional paid-in capital	(5,427)	(8,582)	(11,990)
Balance, end of year	$(123,709)	$(107,263)	$(86,774)
As of December 31, 2024, the Company had U.S. federal net operating loss (“NOL”) and credit carryforwards totaling $38,035, which have expiration dates ranging from 2035 to extending indefinitely without expiration, as well as state NOL carryforwards totaling $8,059, which have expiration dates ranging from 2029 to extending indefinitely without expiration.
The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. At both December 31, 2024 and 2023, the Company had not recorded any uncertain tax positions, nor any accrued interest or penalties on the Consolidated Balance Sheets. During the years ended December 31, 2024, 2023, and 2022, the Company did not record any interest and penalties in “Income tax expense” in the Consolidated Statements of Operations.
Nerdy Inc.’s U.S. federal, state, and local jurisdiction income tax returns for the tax years ended December 31, 2023, 2022 and 2021 are generally open and subject to examination by the tax authorities in each respective jurisdiction.
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
Basic loss per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of Stock Options, SARs, RSAs, and RSUs, if any, using the “treasury stock” method and for the Combined Interests that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. Prior to the Warrant Transactions and Earnout Transaction (see Note 1), the average number of shares of Class A Common Stock used for diluted earnings (loss) per share was also adjusted for the dilutive effect of Warrants and Earnouts, if any, using the “treasury stock” method. “Net loss attributable to Class A Common Stockholders for diluted loss per share” is adjusted for the Nerdy Inc.’s share of Nerdy LLC’s consolidated net loss, net of Nerdy Inc. taxes, after giving effect to dilutive securities. Additionally, “Net loss attributable to Class A Common Stockholders for diluted loss per share” was adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants were dilutive.

	Year Ended December 31,
	2024	2023	2022
Net Loss Attributable to Class A Common Stockholders	$(42,585)	$(40,174)	$(35,399)
Less: Undistributed net earnings attributable to participating securities	—	—	—
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(42,585)	$(40,174)	$(35,399)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	111,695	97,157	85,873

Basic and Diluted loss per share of Class A Common Stock	$(0.38)	$(0.41)	$(0.41)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the periods presented as they were anti-dilutive.

	Year Ended December 31,
	2024	2023	2022
Stock options	1,919	1,394	974
Stock appreciation rights	5,713	5,759	6,548
Restricted stock awards	—	119	866
Restricted stock units	14,893	15,072	14,683
Restricted stock units - founder’s award	9,258	9,258	9,258
Warrants	—	—	19,311
Earnouts	—	—	7,964
Combined Interests that can be converted into shares of Class A Common Stock	64,395	67,256	65,948
NOTE 9 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows.

	December 31,
	2024	2023	2022
Cash and cash equivalents	$52,541	$74,824	$90,715
Restricted cash included in Other current assets	132	184	516
Restricted cash included in Other assets	—	132	316
Total Cash, Cash Equivalents, and Restricted Cash shown in the Consolidated Statements of Cash Flows	$52,673	$75,140	$91,547
The Company includes amounts in restricted cash required to be set aside by contractual agreement. Restricted cash consists of cash collateralized letters of credit in support of its office lease in Tempe, Arizona.
NOTE 10 — FIXED ASSETS, NET
Fixed assets, net consisted of:

	December 31,
	2024	2023
Capitalized internal use software	$44,172	$37,066
Office equipment	3,744	3,169
Leasehold improvements	1,944	1,855
Furniture & fixtures	548	604
Other	800	800
	51,208	43,494
Accumulated depreciation	(34,060)	(27,106)
	$17,148	$16,388
The following table presents amortization expense related to capitalized internal use software and depreciation expense recorded by the Company in the Consolidated Statements of Operations for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2024	2023	2022
Amortization expense related to capitalized internal use software	Cost of revenue	$6,058	$5,268	$4,865
Depreciation expense	General and administrative expenses	898	898	1,054

NOTE 11 — INTANGIBLE ASSETS, NET
The Company’s intangibles assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related those trade names reported on the Consolidated Balance Sheets for the periods presented.

	December 31,
	2024	2023
Carrying amount	$6,075	$6,122
Accumulated amortization	(3,645)	(3,061)
	$2,430	$3,061
The following table presents amortization expense related to intangible assets recorded by the Company in the Consolidated Statements of Operations for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2024	2023	2022
Amortization expense related to intangible assets	General and administrative expenses	$614	$606	$602
For the definite-lived intangible assets recorded as of December 31, 2024, estimated amortization expense for the next five years is as follows:

2025	$608
2026	608
2027	607
2028	607
2029	—
NOTE 12 — OTHER CURRENT LIABILITIES

	December 31,
	2024	2023
Accrued compensation	2,782	3,402
Accrued legal settlements	2,000	2,075
Operating lease liabilities	928	1,317
Accrued taxes	874	1,020
Accrued insurance	706	940
Accrued credit card	547	718
Customer refunds	444	481
Accrued score guarantee	121	139
Other	2,107	1,590
	$10,509	$11,682
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
As a result of the Warrant Transactions and Earnout Transaction, the Warrants held by non-employees were exchanged or exercised for shares of Class A Common Stock or OpCo Units (with an equivalent number of shares of Class B Common Stock) and the portion of the Earnouts held by non-employees that remained outstanding are no longer subject to forfeiture. As such, the Company reviewed the classification of the Warrants and Earnouts issued to non-employees under ASC Topic 480 or ASC 815 and concluded the fair value of the Warrant and Earnout liabilities should be reclassified to stockholders’ equity. Immediately prior to closing of the transactions, the Company recorded the Warrants and Earnouts issued to non-employees at their fair values, and included these fair value adjustments in “Unrealized loss (gain) on derivatives, net” in the Consolidated Statements of Operations for the year ended December 31, 2023. At the closing of the transactions, the Company reclassified the fair values of the Warrants and Earnouts issued to non-employees to additional paid-in capital and noncontrolling interests within stockholders’ equity from other liabilities, which resulted in a decrease to other liabilities and a corresponding increase to additional paid-in capital and noncontrolling interests on the consolidated balance sheet. At December 31, 2024 and 2023, no Warrant and Earnout contracts issued to non-employees were outstanding.
The following table presents the effects of the Company’s derivative instruments on the Company’s Consolidated Statement of Operations for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2024	2023	2022
Non-employee Warrants	Unrealized loss (gain) on derivatives, net	$—	$11,091	$(12,812)
Non-employee Earnouts	Unrealized loss (gain) on derivatives, net	—	2,294	(13,808)
		$—	$13,385	$(26,620)
NOTE 14 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities also include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. For additional information on definite-lived assets and goodwill, see Notes 2, 10, and Note 11. There were no fair value measurement adjustments recognized related to definite-lived assets and goodwill during the years ended December 31, 2024, 2023, and 2022.
NOTE 15 — LEASES
The Company leases office space in St. Louis, Missouri and in Tempe, Arizona through operating lease agreements. Additionally, the Company subleases its Tempe, AZ office space as a result of a sublease agreement entered into in 2020. The Company has no finance lease agreements. The lease in St. Louis, MO has a remaining term of approximately 6 years, with two extension options. The lease and sublease in Tempe, AZ each have a remaining term of six months. The Company makes payments to the lessor of the office space in Tempe, AZ, while receiving payments from the sublessee.
The following table presents the balance sheet location of the Company’s operating leases.

	December 31,
	2024	2023
ROU assets
Other assets	$2,498	$3,612

Lease liabilities:
Other current liabilities	$928	$1,317
Other liabilities	2,399	3,348
Total lease liabilities	$3,327	$4,665

The following table presents maturities of the Company’s operating lease liabilities as of December 31, 2024.

December 31, 2024
2025	$1,200
2026	567
2027	577
2028	588
2029	599
Thereafter	815
Total future minimum payments	$4,346
Less: Implied interest	1,019
Total lease liabilities	$3,327
The following table presents supplemental operations statement information related to the Company’s operating leases and sublease agreements for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2024	2023	2022
Operating lease expense	General and administrative expenses	$1,476	$1,577	$1,541
Variable lease expense	General and administrative expenses	19	179	110
Sublease income	General and administrative expenses	(1,047)	(1,028)	(1,008)
(a)Rent expense and sublease income as reported under ASC Topic 840, Leases.
At December 31, 2024, the weighted-average remaining lease term and the weighted-average IBR of the Company’s operating leases was approximately 5.22 years and 9.36%, respectively. At December 31, 2023, the weighted-average remaining lease term and the weighted-average IBR of the Company’s operating leases was approximately 4.97 years and 8.22%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $1,602 and $1,808, and $1,629 for the years ended December 31, 2024, 2023, and 2022, respectively. ROU assets obtained in exchange for operating lease liabilities during the year ended December 31, 2023 were $2,776. No ROU assets were obtained in exchange for operating lease liabilities during the years ended December 31, 2024 or 2022.
NOTE 16 — RELATED PARTIES
Tax Receivable Agreement
Nerdy Inc. has a tax receivable agreement with certain Legacy Nerdy Holders (the “TRA Holder(s)”) (the “Tax Receivable Agreement”). The Tax Receivable Agreement generally provides for the payment by Nerdy Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax that Nerdy Inc. actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of (A) the reverse recapitalization (including as a result of cash received in the reverse recapitalization and debt repayment occurring in connection with the reverse recapitalization) or (B) exercises of the redemption or call rights set forth in the Nerdy LLC operating agreement, as amended; and (ii) imputed interest deemed to be paid by Nerdy Inc. as a result of, and additional basis arising from, any payments Nerdy Inc. makes under the Tax Receivable Agreement. Nerdy Inc. will retain the benefit of the remaining 15% of these net cash savings. If Nerdy Inc. elects to terminate the Tax Receivable Agreement early, Nerdy Inc. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it to the TRA Holders under the Tax Receivable Agreement (based upon certain valuation assumptions and deemed events set forth in the Tax Receivable Agreement).
As of December 31, 2024, Nerdy Inc. has not recognized a liability of $117,156 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the years ended December 31, 2024, 2023, or 2022. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.

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
In 2019, a Complaint was filed in a Superior California Court against Varsity Tutors alleging that Varsity Tutors misclassified California tutors as independent contractors as opposed to employees in violation of the California Labor Code and seeking penalties and other remedies under California’s Private Attorneys General Act (“PAGA”). In October 2023, Varsity Tutors agreed to a settlement in this matter. The Court has approved this settlement, which Varsity Tutors will pay in the first quarter of 2025. The Company expensed $1,700 related to this matter during the year ended December 31, 2023, which was included in “General and administrative expenses” in the Consolidated Statements of Operations. At December 31, 2024 and 2023, the Company accrued $2,000 for this matter, which was included in “Other current liabilities” on the Consolidated Balance Sheets.
For other proceedings challenging the classification of third-party Experts on its platform as independent contractors, the Company believes that it is at most only reasonably possible and not probable that Varsity Tutors will incur a loss under these legal and regulatory proceedings because of the Company’s significant experience with such claims of this nature, as well as the Company’s analysis of the facts and circumstances related to current claims. Additionally, the amount of loss cannot be reasonably estimated because the amount of loss contingency is often based on certain variable inputs (e.g., platform usage by the Expert, number of plaintiffs/claimants, jurisdiction, etc.) which make the determination of a range of loss not possible. As a result, there was no accrual recorded on the Consolidated Balance Sheets at December 31, 2024 or 2023 related to these matters. No expense was recorded in the years ended December 31, 2024, 2023, or 2022 related to these matters.
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
NOTE 18 — STOCK-BASED COMPENSATION
Prior to the reverse recapitalization, Nerdy LLC’s employees and executives participated in the Nerdy 2016 U.S. Unit Appreciation Rights Plan, the 2016 Canadian Unit Appreciation Rights Plan and the Varsity Tutors, LLC Incentive Unit Plan (collectively, the “Legacy Plans”). The Legacy Plans consisted of unit appreciation rights (“UAR(s)”) and profit interest units (“PIU(s)”). UARs were subject to multi-year, time-based, graded, vesting schedules, typically over four or five years. PIUs represented a non-voting equity interest in Nerdy LLC that entitled the holder to appreciation in the historical equity value of Nerdy LLC arising after the date of grant and after such time as an applicable hurdle amount is met. PIUs were subject to multi-year, time-based, graded, vesting schedules, typically over a four to six year period. In connection with the reverse recapitalization, certain UARs and PIUs were exchanged for Nerdy Inc. equity awards. UARs were converted into SARs with underlying equity being Class A Common Stock and PIUs were converted into RSAs with the underlying equity being OpCo Units (with an equivalent number of shares of Class B Common Stock).
Following the reverse recapitalization, the Company’s employees and Board of Directors began to participate in Nerdy Inc.’s 2021 Equity Incentive Plan (as amended, the “2021 Equity Plan”), which initially permitted the issuance of various stock-based compensation awards up to 27,775, including but not limited to SARs, RSUs, and Stock Options. The Company will no longer issue new awards under the Legacy Plans as all future grants will be issued under the 2021 Equity Plan or another equity plan that is approved by the Compensation Committee of the Company’s Board of Directors. Awards issued under the 2021 Equity Plan have a maximum term of 10 years. Nerdy's stockholders approved an amendment to the 2021 Equity Plan to increase the number of authorized shares of Class A Common Stock that may be issued under the 2021 Equity Plan by 12,500 and to include an annual evergreen provision. The annual evergreen provision allows for: on January 1, 2023 and each January 1 thereafter, an increase in the number of shares of Class A Common Stock reserved for issuance under the 2021 Equity Plan by (a) five percent of the number of shares of Class A Common Stock issued and outstanding on a pro forma basis on the immediately preceding December 31 including: (1) all shares of Class A Common Stock underlying any then-outstanding Stock Options, SARs, RSUs, and unvested RSAs (2) the exchange of all shares of the Company’s Class B Common Stock (including the shares of Class B Common Stock underlying any stock awards in clause (1)) or (b) such lesser number of shares as determined by the Company’s Board of Directors.
Under the 2021 Equity Plan, Nerdy Inc. granted RSUs, in lieu of any cash compensation, to the legacy Nerdy LLC founder in consideration of the participant’s future continued employment with the Company (the “Founder’s Award”). Each RSU represents the right to receive one share of Class A Common Stock. The RSUs will vest based on the achievement of stock price hurdles. The initial Stock Price Hurdle is $18.00 per share, which will cause one-seventh of the RSUs to vest. Each hurdle is $4.00 per share greater than the previous and will cause an additional one-seventh of the RSUs to vest, with 100% vested at $42.00 per share. If the stock price hurdles are not met by September 20, 2028 (“Performance Period End Date”), the unvested RSUs will be forfeited. The stock price hurdles will be deemed achieved upon the first date prior to the Performance Period End Date on which the average closing market price on the New York Stock Exchange (“NYSE”) of one share of Nerdy Inc.’s Class A Common Stock over a consecutive 90 calendar-day period, equals or exceeds the applicable dollar amount set forth in the vesting table.
Total compensation cost for the Company’s non-cash stock-based compensation awards recognized in the years ended December 31, 2024, 2023, and 2022 consisted of:

	Year Ended December 31,
Financial Statement Location	2024	2023	2022
Sales and marketing expenses	$2,345	$2,795	$4,086
General and administrative expenses	38,744	41,474	43,158
Fixed assets, net (capitalized internal use software)	1,580	2,441	2,402
Total non-cash stock-based compensation costs	$42,669	$46,710	$49,646
As of December 31, 2024, the total compensation cost related to non-vested awards not yet recognized was $50,216, which is expected to be recognized over a weighted-average period of 1.89 years. The Company did not recognize any deferred tax benefit related to non-cash stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022 as it had recorded a full valuation allowance against the deferred tax assets at Nerdy Inc. as of and for the years ended December 31, 2024, 2023, 2022. For additional discussion, see Note 7. As of December 31, 2024 and 2023, total non-cash stock-based compensation costs, net of accumulated amortization, capitalized as “Capitalized internal use software” on the Consolidated Balance Sheets were $3,994 and $3,958, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company amortized previously capitalized non-cash stock-based compensation costs of $1,544 and $1,016, and $406, respectively, which was included in “Cost of revenue” in the Consolidated Statements of Operations.
SARs (formerly UARs)

in thousands, except SARs, which are in ones, or where otherwise indicated	SARs	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2023	5,758,589	$2.20
Granted	—	—
Exercised	(17,627)	1.04
Forfeited	(28,024)	3.49
Expired	—	—
Outstanding at December 31, 2024	5,712,938	2.20	4.57	$560
Vested and expected to vest as of December 31, 2024	5,712,938	2.20	4.57	560
Exercisable at December 31, 2024	5,684,859	2.18	4.56	560

The total intrinsic value of SARs exercised during the years ended December 31, 2024, 2023, and 2022 was $29, $1,171, and $636, respectively.
RSAs (formerly PIUs)

RSAs are in ones and where otherwise indicated	RSAs	Weighted-Average Grant Date Fair Value Per Share
Nonvested RSAs at December 31, 2023	119,171	$2.96
Granted	—	—
Vested	(119,171)	2.96
Forfeited	—	—
Nonvested RSAs at December 31, 2024	—	—
The total vest date fair value of RSAs was approximated using the quoted market price of the Class A Common Stock on the vest date. The total vest date fair value of RSAs that vested during the years ended December 31, 2024, 2023, and 2022 was $295, $2,103 and $3,591, respectively.
Stock Options

Stock Options are in ones and where otherwise indicated	Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,393,618	$5.15
Granted	599,214	2.56
Exercised	—	—
Forfeited	(26,672)	11.20
Expired	(47,000)	11.20
Outstanding at December 31, 2024	1,919,160	4.11	7.34	$—
Vested and expected to vest as of December 31, 2024	1,919,160	4.11	7.34	—
Exercisable at December 31, 2024	1,247,353	4.82	6.38	—
The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. The Company uses the simplified method for estimating a stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term was estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors The risk-free rate was the interpolated U.S. Treasury rate for a term equal to the expected term. The dividend yield was set at zero as the Company does not intend to pay a dividend in the foreseeable future. The weighted-average assumptions and fair values for stock options granted are summarized in the table below.

	2024	2023	2022
Expected term (in years)	5.64	5.50	5.65
Expected stock price volatility	80.7%	83.0%	66.9%
Risk-free interest rate	4.6%	3.4%	2.9%
Expected dividends	—%	—%	—%
Fair Value (per stock option)	$1.80	$2.10	$2.12
There were no stock options exercised during the years ended December 31, 2024, 2023, or 2022.

RSUs

RSUs in ones and where otherwise indicated	RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2023	15,071,731	$3.79
Granted	14,935,174	2.09
Vested	(8,118,139)	3.37
Forfeited	(6,995,734)	3.26
Nonvested at December 31, 2024	14,893,032	2.56
The grant date fair value of each RSU award was determined based upon the closing price of the Company’s Class A Common Stock on the date of grant. The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2024, 2023, and 2022 was $2.09, $3.83, and $2.71, respectively. The total vest date fair value of RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $15,016, $27,627, and $17,388, respectively.
RSUs - Founder’s Award

RSUs - Founder’s Award in ones and where otherwise indicated	RSUs - Founder’s Award	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2023	9,258,298	$5.06
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2024	9,258,298	5.06
The Founder’s Award grant-date fair value is recognized using the graded vesting method during which the employee is required to provide service in exchange for the award - the requisite service period. The requisite service period was determined to be the derived service period of 4.70 years.
NOTE 19 — SEGMENT INFORMATION
The Company has one reportable segment: Tutoring. The Tutoring Segment generates revenue by selling services to Learners and Institutions for one-on-one instruction and small group tutoring that are fulfilled by Experts, who deliver instruction on its behalf through its proprietary Live Learning Platform. The Company does not have intra-entity sales or transfers. The accounting policies of the Tutoring Segment are the same as those described in Note 2.
The Company’s CODM is the Chief Executive Officer of the Company, who evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. The Company’s CODM assesses performance of the Tutoring Segment and decides how to allocate resources based on consolidated net loss that also is reported in the Consolidated Statements of Operations as “Net Loss.” Consolidated net loss is used to monitor budget versus actual results in order to assess the performance of the Tutoring Segment. The measure of segment assets is reported on the Consolidated Balance Sheets as “Total Assets.” The segment additions to property are reported in the Consolidated Statements of Cash Flows as “Capital expenditures.”
Substantially all of the Company’s tangible long-lived assets and revenues are located within the U.S. The Company does not have a customer that accounted for more than 10% of its consolidated net sales. See Note 5 for the Company’s revenue by business category.

The following table presents information about the Company’s Tutoring Segment for the periods presented.

	Year Ended December 31,
	2024	2023	2022
Revenue	$190,231	$193,399	$162,665

Less:
Cost of revenue	61,837	56,952	49,732
Employee-related expense (excluding product and development expense)	94,937	85,756	98,242
Marketing expense	39,593	43,043	45,113
Product and development expense	43,928	40,859	36,097
Depreciation and amortization of intangible assets	1,512	1,504	1,656
Other segment items (a)	18,555	22,837	22,817
Unrealized loss (gain) on derivatives, net	—	13,385	(26,620)
Interest income	(3,104)	(3,377)	(483)
Income tax expense	115	109	19
Segment Net Loss	$(67,142)	$(67,669)	$(63,908)
(a)Other segment items consists of tutor acquisition costs, professional services expense, restructuring expense, provisions for legal settlement, rent expense, and other overhead expense.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on that evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2024, our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, the adoption or termination of contracts, instructions, or written plans for the purchase or sale of our securities by a director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, each of which is intended to satisfy the affirmative defense conditions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate Number of Securities to be Sold
Jason Pello	Chief Financial Officer	Adoption	12/5/2024	3/31/2025	75,000
Christopher Swenson	Chief Legal Officer	Adoption	12/13/2024	3/6/2026	186,742
No other director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is included in the Company’s definitive proxy statement for its 2025 annual meeting of stockholders, to be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2024 (the “2025 Proxy Statement”) and is hereby incorporated by reference. Information regarding executive officers of the Company is included under the heading “Information about our Executive Officers” in “Business” in Part I, Item 1 of this report.
Code of Conduct
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
Insider Trading Policy
The Company has adopted an insider trading policy governing the purchase, sale, and/or other disposition of its securities by its directors, officers and employees, which it believes is reasonably designed to promote compliance with insider trading laws, rules, and regulations and the applicable exchange listing standards.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is included in the 2025 Proxy Statement and is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is included in the 2025 Proxy Statement and is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is included in the 2025 Proxy Statement and is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is included in the 2025 Proxy Statement and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Documents filed as a part of this report:
1.Financial Statements. The following consolidated financial statements of Nerdy Inc. are filed as a part of this document under Part II, Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023, and 2022
•Consolidated Balance Sheets at December 31, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2024, 2023, and 2022
•Notes to Consolidated Financial Statements
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

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 filed with Nerdy’s Form 8-K filed by Nerdy Inc. on September 24, 2021 (File No. 001-39595).

4.3	Description of Securities of Nerdy Inc.

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

†10.22	Founder Performance Award Agreement under the 2021 Nerdy Inc. Equity Incentive Plan, between Nerdy Inc. and Charles Cohn.

†10.23	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2021 Nerdy Inc. Equity Incentive Plan.

19.1	Insider Trading Policy of Nerdy Inc, effective as of November 1, 2023.

21.1	List of Subsidiaries of Nerdy Inc. (incorporated by reference to Exhibit 21.1 filed with Nerdy Inc.’s Form S-1 filed by Nerdy Inc. on October 15, 2021 (File No. 333-260266)).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (Included under Signatures).
31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2025.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2025.

32.1*	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2025.

97.1
Nerdy Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 filed with Nerdy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by Nerdy Inc. on February 27, 2024 (File No. 001-39595)).

101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document.

101.CAL	iXBRL (Inline XBRL) Taxonomy Calculation Linkbase Document.

101.DEF	iXBRL (Inline XBRL) Taxonomy Definition Linkbase Document.

101.LAB	iXBRL (Inline XBRL) Taxonomy Label Linkbase Document.

101.PRE	iXBRL (Inline XBRL) Taxonomy Presentation Linkbase Document.

Exhibit No.	Description

104	The cover page from the Company’s Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline XBRL) and contained in Exhibit 101.
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

Nerdy Inc.

Date: February 27, 2025	By:	/s/ Charles Cohn
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

Signature	Title	Date

/s/ Charles Cohn	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Charles Cohn

/s/ Jason Pello	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Jason Pello

/s/ Abigail Blunt	Director	February 27, 2025
Abigail Blunt

/s/ Robert Hutter	Director	February 27, 2025
Robert Hutter

/s/ Christopher Marshall	Director	February 27, 2025
Christopher Marshall

/s/ Gregory Mrva	Director	February 27, 2025
Gregory Mrva

/s/ Stuart Udell	Director	February 27, 2025
Stuart Udell