Form 10-Q
period 2025-03-31
Nerdy Inc.
filed 2025-05-08
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Class A common stock, par value $0.0001 per share - 119,768,268 shares of common stock as of May 1, 2025
Class B common stock, par value $0.0001 per share - 64,395,418 shares of common stock as of May 1, 2025

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$47,595	$53,727
Cost of revenue	19,984	17,212
Gross Profit	27,611	36,515
Sales and marketing expenses	15,785	17,392
General and administrative expenses	28,411	31,976
Operating Loss	(16,585)	(12,853)
Interest income	(462)	(886)
Other expense, net	—	25
Loss before Income Taxes	(16,123)	(11,992)
Income tax expense	28	23
Net Loss	(16,151)	(12,015)
Net loss attributable to noncontrolling interests	(5,655)	(4,569)
Net Loss Attributable to Class A Common Stockholders	$(10,496)	$(7,446)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.09)	$(0.07)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	118,456	107,951
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net Loss	$(16,151)	$(12,015)
Foreign currency translation adjustments	37	(10)
Total Comprehensive Loss	(16,114)	(12,025)
Comprehensive loss attributable to noncontrolling interests	(5,643)	(4,573)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(10,471)	$(7,452)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$44,922	$52,541
Accounts receivable, net	6,351	7,335
Other current assets	4,791	4,838
Total Current Assets	56,064	64,714
Fixed assets, net	16,731	17,148
Goodwill	5,717	5,717
Intangible assets, net	2,316	2,430
Other assets	2,204	2,498
Total Assets	$83,032	$92,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,215	$2,555
Deferred revenue	13,366	15,263
Other current liabilities	9,796	10,509
Total Current Liabilities	27,377	28,327
Other liabilities	2,783	3,067
Total Liabilities	30,160	31,394
Stockholders’ Equity
Class A common stock	12	12
Class B common stock	6	6
Additional paid-in capital	602,667	597,308
Accumulated deficit	(568,362)	(557,866)
Accumulated other comprehensive income	44	19
Total Stockholders’ Equity Excluding Noncontrolling Interests	34,367	39,479
Noncontrolling interests	18,505	21,634
Total Stockholders’ Equity	52,872	61,113
Total Liabilities and Stockholders’ Equity	$83,032	$92,507
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net Loss	$(16,151)	$(12,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	1,833	1,638
Amortization of intangibles	152	152
Non-cash stock-based compensation expense	7,588	11,112
Other	69	—
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	984	5,766
Decrease (increase) in other current assets	47	(597)
Decrease in other assets	294	546
Increase in accounts payable	1,632	1,862
Decrease in deferred revenue	(2,102)	(4,180)
(Decrease) increase in other current liabilities	(405)	305
Decrease in other liabilities	(385)	(236)
Net Cash (Used in) Provided by Operating Activities	(6,444)	4,353
Cash Flows From Investing Activities
Capital expenditures	(1,175)	(2,221)
Net Cash Used In Investing Activities	(1,175)	(2,221)
Cash Flows From Financing Activities
Net Cash Used In Financing Activities	—	—
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	—	4
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(7,619)	2,136
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	52,673	75,140
Cash, Cash Equivalents, and Restricted Cash, End of Period	$45,054	$77,276

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$285	$486
Purchase of fixed assets included in accounts payable	—	35
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended March 31,
	2025	2024
Class A Common Stock
Beginning and end of period	$12	$11
Class B Common Stock
Beginning and end of period	6	7
Additional Paid-In Capital
Beginning of period	597,308	567,709
Non-cash stock-based compensation	7,873	11,488
Conversion of combined interests into Class A common stock	—	253
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(2,514)	(3,955)
End of period	602,667	575,495
Accumulated Deficit
Beginning of period	(557,866)	(515,281)
Net loss	(10,496)	(7,446)
End of period	(568,362)	(522,727)
Accumulated Other Comprehensive Income
Beginning of period	19	31
Foreign currency translation adjustments	25	(6)
End of period	44	25
Total Stockholders’ Equity Excluding Noncontrolling Interests	34,367	52,811
Noncontrolling Interests
Beginning of period	21,634	33,129
Net loss	(5,655)	(4,569)
Non-cash stock-based compensation	—	110
Foreign currency translation adjustments	12	(4)
Conversion of combined interests into Class A common stock	—	(253)
Rebalancing of ownership percentage between controlling and the noncontrolling interests	2,514	3,955
End of period	18,505	32,368
Total Stockholders’ Equity	$52,872	$85,179
Class A Common Stock - Shares
Beginning of period	117,699	106,416
Activity under stock compensation plans	1,657	1,955
Conversion of combined interests into Class A common stock	—	631
End of period	119,356	109,002
Class B Common Stock - Shares
Beginning of period	64,395	67,256
Activity under stock compensation plans	—	49
Conversion of combined interests into Class A common stock	—	(631)
End of period	64,395	66,674
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION AND BACKGROUND
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Nerdy Inc. (herein referred to as “Nerdy,” the “Company,” “us,” “our,” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Nerdy and its consolidated subsidiaries) as of and for the year ended December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
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
Nerdy Inc. has the following classes of securities issued and outstanding: (i) Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and (ii) Class B common stock, par value $0.0001 per share (the “Class B Common Stock”). The shares of Class B Common Stock are owned by the Legacy Nerdy Holders (as defined below), have voting rights only, and have no dividend or economic rights. The Company does not intend to list its Class B Common Stock on any stock exchange. Nerdy LLC has units issued and outstanding (the “OpCo Units”) to its members, the legacy holders of Nerdy LLC equity (the “Legacy Nerdy Holder(s)”) and Nerdy Inc. Nerdy Inc. and Nerdy LLC will at all times maintain a one-to-one ratio between the number of shares of Class A and Class B Common Stock issued by Nerdy Inc. and the number of OpCo Units issued by Nerdy LLC.
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and based on current information, has concluded that there are no new pronouncements (other than the ones described below) that had or will have an impact on its results of operations, comprehensive income (loss), financial condition, cash flows, and stockholders’ equity (deficit).
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026 (i.e., Nerdy’s financial statements for the year ending December 31, 2027), and for interim periods within fiscal years beginning after December 15, 2027. Early adoption permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company’s adoption of this ASU will result in expanded disclosures related to expense captions reported on the face of the income statement but will not have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 (i.e., Nerdy’s financial statements for the year ending December 31, 2025), with early adoption permitted. This ASU calls for a prospective method of adoption, but a retrospective method of adoption is permitted. The Company’s adoption of this ASU will result in expanded disclosures related to income taxes but will not have a material impact on the Company’s financial statements.
NOTE 3 — NONCONTROLLING INTERESTS
As of March 31, 2025, Legacy Nerdy Holders owned 64,395 OpCo Units, equal to 35.0% of the economic interest in Nerdy LLC, and 64,395 shares of Class B Common Stock. As of December 31, 2024, Legacy Nerdy Holders owned 64,395 OpCo Units equal to 35.4% of the economic interest in Nerdy LLC, and 64,395 shares of Class B Common Stock.
Nerdy Inc. owned 65.0% and 64.6% of the outstanding OpCo Units as of March 31, 2025 and December 31, 2024, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders were entitled to or required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC for the periods presented.

	As Of and For The Three Months Ended March 31,
	2025	2024
OpCo Units
Nerdy Inc.
Beginning of period	117,699	106,416
Vesting or exercise of equity awards	1,657	1,955
Conversion of Combined Interests into Class A Common Stock	—	631
End of period	119,356	109,002
Legacy Nerdy Holders
Beginning of period	64,395	67,256
Vesting or exercise of equity awards	—	49
Conversion of Combined Interests into Class A Common Stock	—	(631)
End of period	64,395	66,674
Total
Beginning of period	182,094	173,672
Vesting or exercise of equity awards	1,657	2,004
End of period	183,751	175,676
Ownership Percentage
Nerdy Inc.
Beginning of period	64.6%	61.3%
End of period	65.0%	62.0%
Legacy Nerdy Holders
Beginning of period	35.4%	38.7%
End of period	35.0%	38.0%

NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended March 31,
	2025	%	2024	%
Consumer	$38,013	80%	$41,602	77%
Institutional	9,380	19%	11,887	22%
Other	202	1%	238	1%
Revenue	$47,595	100%	$53,727	100%
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

	March 31, 2025	December 31, 2024
Accounts receivable, net	$6,351	$7,335
Deferred revenue	$13,366	$15,263
“Accounts receivable, net” is reported net of reserves of $815 and $781 as of March 31, 2025 and December 31, 2024, respectively.
NOTE 5 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of March 31, 2025.
The effective income tax rate was (0.17)% and (0.19)% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rates differed significantly from the statutory rates in both periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported in both periods represents amounts owed to state authorities.
NOTE 6 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock.

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(10,496)	$(7,446)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	118,456	107,951

Basic and Diluted loss per share of Class A Common Stock	$(0.09)	$(0.07)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Stock options	1,919	1,394
Stock appreciation rights	5,707	5,740
Restricted stock awards	—	71
Restricted stock units	10,717	13,677
Restricted stock units - founder’s award	9,258	9,258
Market-based performance restricted stock units	3,076	—
Combined Interests that can be converted into shares of Class A Common Stock	64,395	66,674
NOTE 7 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows for the periods presented.

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$44,922	$52,541	$76,960	$74,824
Restricted cash included in Other current assets	132	132	184	184
Restricted cash included in Other assets	—	—	132	132
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$45,054	$52,673	$77,276	$75,140
The Company includes amounts in restricted cash required to be set aside by contractual agreement.
NOTE 8 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	March 31, 2025	December 31, 2024
Fixed assets	$52,469	$51,208
Accumulated depreciation	(35,738)	(34,060)
	$16,731	$17,148
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2025	2024
Amortization expense related to capitalized internal use software	Cost of revenue	$1,661	$1,392
Depreciation expense	General and administrative expenses	172	246

NOTE 9 — INTANGIBLE ASSETS, NET
The Company’s intangible assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	March 31, 2025	December 31, 2024
Carrying amount	$6,175	$6,075
Accumulated amortization	(3,859)	(3,645)
	$2,316	$2,430
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2025	2024
Amortization expense related to intangible assets	General and administrative expenses	$152	$152
NOTE 10 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three months ended March 31, 2025 or 2024.
NOTE 11 — RELATED PARTIES
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
As of March 31, 2025, Nerdy Inc. has not recognized a liability of $117,226 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three months ended March 31, 2025 or 2024. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within the statement of operations.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
In 2019, a Complaint was filed in a Superior California Court against Varsity Tutors alleging that Varsity Tutors misclassified California tutors as independent contractors as opposed to employees in violation of the California Labor Code and seeking penalties and other remedies under California’s Private Attorneys General Act (“PAGA”). In October 2023, Varsity Tutors agreed to a tentative settlement in this matter. The Court approved the settlement, which Varsity Tutors paid in the first quarter of 2025. No expense was recorded in the Condensed Consolidated Statements of Operations related to this matter for the three months ended March 31, 2025 or 2024. At December 31, 2024, the Company had accrued $2,000 for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheet.
Other
The Company is subject to various other legal proceedings and actions in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accrual for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the consolidated financial condition, results of operations, or cash flows of the Company.
NOTE 13 — SEGMENT INFORMATION
The Company has one reportable segment: Tutoring. The Tutoring Segment generates revenue by selling services to Learners and Institutions for one-on-one instruction and small group tutoring that are fulfilled by Experts, who deliver instruction on its behalf through its proprietary Live Learning Platform. The Company does not have intra-entity sales or transfers.
The Company’s CODM is the Chief Executive Officer of the Company, who evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. The Company’s CODM assesses performance of the Tutoring Segment and decides how to allocate resources based on consolidated net loss that also is reported in the Condensed Consolidated Statements of Operations as “Net Loss.” Consolidated net loss is used to monitor budget versus actual results in order to assess the performance of the Tutoring Segment. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as “Total Assets.” The segment additions to property are reported in the Condensed Consolidated Statements of Cash Flows as “Capital expenditures.”
Substantially all of the Company’s tangible long-lived assets and revenues are located within the U.S. The Company does not have a customer that accounted for more than 10% of its consolidated net sales. See Note 4 for the Company’s revenue by business.
The following table presents information about the Company’s Tutoring Segment for the periods presented.

	Three Months Ended March 31,
	2025	2024
Revenue	$47,595	$53,727

Less:
Cost of revenue	19,984	17,212
Employee-related expense (excluding product and development expense)	20,482	22,157
Marketing expense	8,431	10,942
Product and development expense	10,734	10,663
Depreciation and amortization of intangible assets	324	398
Other segment items (a)	4,225	5,233
Interest income	(462)	(886)
Income tax expense	28	23
Segment Net Loss	$(16,151)	$(12,015)
(a)Other segment items consists of tutor acquisition costs, professional services expense, restructuring expense, rent expense, and other overhead expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein and our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2025. In addition, the following discussion and analysis of Nerdy Inc.’s financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in the sections entitled “Item 1A. Risk Factors” in Part I of the 2024 Annual Report and “Item 1A. Risk Factors” in Part II of this report, as well as under the section “Cautionary Note On Forward-Looking Statements” below. Unless otherwise stated or the context otherwise indicates, all references in the succeeding paragraphs to “Nerdy,” “the Company,” “us,” “our” or “we” mean Nerdy Inc. and its consolidated subsidiaries.
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
“Active Member(s)” is defined as the number of Learners with an active paid Learning Membership as of the date presented. Variations in the number of Active Members are due to changes in demand for our solutions, seasonality, testing schedules, and the launch of new membership options. As a result, we believe Active Members is a key indicator of our ability to attract, engage, and retain Learners. Active Members exclude our Institutional business. Our Active Member count as of March 31, 2025 was lower when compared to March 31, 2024 due to lower retention in older customer cohorts that included a higher proportion of lower frequency Learning Memberships.

Active Members in thousands	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Active Members	40.5	37.5	39.7	35.5	46.1	40.7
YoY change	(12)%	(8)%	1%	15%	40%	101%
“Average Revenue per Member per Month” (“ARPM”) is defined as the average Consumer Learning Membership subscription revenue per member per month as of the date presented. Variations in ARPM are primarily due to changes in the mix of Learning Memberships sold and pricing changes. We believe ARPM is a key indicator of the value we provide to our customers. ARPM excludes our Institutional business. ARPM as of March 31, 2025 was higher when compared to March 31, 2024 due to the mix shift to higher frequency Learning Memberships coupled with price increases enacted during the first quarter of 2025.

ARPM in ones	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
ARPM	$335	$302	$302	$281	$293	$309
YoY change	14%	(2)%	(13)%	(20)%	(19)%	(14)%

“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. We believe Active Experts is a key indicator of our ability to service Learners and provide Experts with revenue-generating opportunities. Active Experts includes our Institutional business. The following table summarizes Active Experts for the periods presented. Our Active Expert count during the three months ended March 31, 2025 when compared to the prior year period decreased primarily due to lower Consumer Active Experts as a result of our Expert incentives, which has promoted utilization of the highest quality Experts by encouraging them to work with more Learners and develop deeper relationships that allow for increased revenue-generating opportunities.

	Three Months Ended March 31,		Change
Active Experts in thousands	2025	2024	%
Active Experts	10.8	12.3	(12)%
RESULTS OF OPERATIONS

	Three Months Ended March 31,
dollars in thousands	2025	%	2024	%
Revenue	$47,595	100%	$53,727	100%
Cost of revenue	19,984	42%	17,212	32%
Gross Profit	27,611	58%	36,515	68%
Sales and marketing expenses	15,785	33%	17,392	32%
General and administrative expenses	28,411	60%	31,976	60%
Operating Loss	(16,585)	(35)%	(12,853)	(24)%
Interest income	(462)	(1)%	(886)	(2)%
Other expense, net	—	—%	25	—%
Loss before Income Taxes	(16,123)	(34)%	(11,992)	(22)%
Income tax expense	28	—%	23	—%
Net Loss	(16,151)	(34)%	(12,015)	(22)%
Revenue
Revenue for the three months ended March 31, 2025 declined when compared to the prior year period primarily due to a lower number of Learning Memberships, as well as lower Institutional revenue. These impacts were partially offset by higher ARPM in our Consumer business as a result of a mix shift to higher frequency Learning Memberships and price increases enacted during the first quarter of 2025, coupled with higher retention in newer cohorts due primarily to improvements in the user experience and new Expert incentives.
The following table presents our revenue by business category for the periods presented.

	Three Months Ended March 31,				Change
dollars in thousands	2025	%	2024	%	$	%
Consumer	$38,013	80%	$41,602	77%	$(3,589)	(9)%
Institutional	9,380	19%	11,887	22%	(2,507)	(21)%
Other	202	1%	238	1%	(36)	(15)%
Revenue	$47,595	100%	$53,727	100%	$(6,132)	(11)%

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended March 31,		Change
dollars in thousands	2025	2024	$	%
Revenue	$47,595	$53,727	$(6,132)	(11)%
Cost of revenue	19,984	17,212	(2,772)	(16)%
Gross Profit	$27,611	$36,515	$(8,904)	(24)%
% Margin	58%	68%
Cost of revenue for the three months ended March 31, 2025 increased primarily due to higher Expert costs of $2,503 thousand. The increase in Expert costs was primarily driven by Expert incentives enacted during the fourth quarter of 2024 and higher utilization of tutoring sessions across both our Consumer and Institutional businesses. We believe these incentives drive Expert satisfaction and engagement with our platform (and Learners) by allowing certain Experts to receive additional income for each sequential recurring session with the same student. Following the adoption of the new incentives, we are already seeing faster time to the first session, more sessions in the first 30 days, lower tutor replacement rates, and higher retention – all of which should continue to strengthen our business.
Gross margin for the three months ended March 31, 2025 decreased primarily due to Expert incentives enacted during the fourth quarter of 2024 and higher utilization of tutoring sessions across both our Consumer and Institutional businesses. We expect price increases for new Consumer customers enacted during the first quarter of 2025 will yield sequential quarterly improvements to gross margin as we move throughout the year.
Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended March 31,		Change
dollars in thousands	2025	2024	$	%
Sales and marketing expenses	$15,785	$17,392	$(1,607)	(9)%
General and administrative expenses	28,411	31,976	(3,565)	(11)%
Total operating expenses	$44,196	$49,368	$(5,172)	(10)%
Sales and Marketing
Sales and marketing expenses for the three months ended March 31, 2025 included non-cash stock-based compensation and restructuring costs of $344 thousand and $193 thousand, respectively. Sales and marketing expenses for the three months ended March 31, 2024 included non-cash stock-based compensation of $535 thousand. Excluding these impacts in both periods, sales and marketing expenses decreased $1,609 thousand, or 10%. This decrease was primarily driven by Consumer marketing efficiency gains coupled with the moderation of our investment in our Institutional business to align with a more normalized sales cycle post-ESSER and given near-term funding uncertainties. We believe a significant opportunity exists in the Institutional space and that the product enhancements we are planning to make for the unified platform will drive growth in future periods.
General and Administrative
General and administrative expenses include compensation for certain employees, support services, product and development expenses intended to support continued innovation, and other operating expenses. Product and development costs were $10,734 thousand and $10,663 thousand for the three months ended March 31, 2025 and 2024, respectively. Product and development costs include compensation for employees on our product and engineering teams who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the three months ended March 31, 2025 and 2024 included non-cash stock based compensation and restructuring costs of $7,244 thousand and $455 thousand, respectively. General and administrative expenses for the three months ended March 31, 2024 included non-cash stock based compensation $10,577 thousand. Excluding these impacts in both periods, general and administrative expenses decreased $687 thousand, or 3%. Subscription offerings simplify both the sales process and the operating model needed to support customers. When combined with new software-driven processes and system implementations coupled with internal AI-enabled productivity improvements, headcount restructuring, and other cost reduction efforts, we have been able to generate operating efficiencies and remove significant costs from the business.
Interest Income
Interest income for the three months ended March 31, 2025 was $462 thousand, a decrease from $886 thousand in the same period in 2024, driven by lower interest income on our cash balances during the current period.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents totaling $44,922 thousand and $52,541 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed primarily through cash on hand and capital contributions. To the extent we continue to generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
As of March 31, 2025, we had no debt obligations. Our cash requirements under our contractual obligations and commitments consist primarily of lease arrangements. For information on our lease obligations and the amount and timing of future payments, see Note 15 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of our 2024 Annual Report. There have been no material changes to our leasing arrangements previously disclosed in our 2024 Annual Report.
The following table sets forth our cash flows for the periods presented.

	Three Months Ended March 31,
dollars in thousands	2025	2024
Cash (used in) provided by:
Operating activities	$(6,444)	$4,353
Investing activities	(1,175)	(2,221)
Financing activities	—	—
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	—	4
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(7,619)	$2,136
Operating Activities
Cash used in operating activities for the three months ended March 31, 2025 was $6,444 thousand compared to cash provided by operating activities of $4,353 thousand in the same period in 2024. This decrease was primarily due to lower revenue and gross margin, the payment of a legal settlement of $2,000 thousand, and changes in working capital.
Investing Activities
Cash used in investing activities was $1,175 thousand and $2,221 thousand for the three months ended March 31, 2025 and 2024, respectively. Cash used in investing activities for both periods related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
We did not have any financing activities during the three months ended March 31, 2025 or 2024.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our 2024 Annual Report. There have been no material changes to our critical accounting policies and estimates previously disclosed in our 2024 Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part 1, Item 1 of this report for a discussion regarding recently issued accounting standards.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including our expectations with respect to: revenue growth; enhancing the Learning Membership experience; continued improvements in sales and marketing leverage; gross margin and operating leverage; the growth of our Institutional business; changes to our marketplace infrastructure systems; simplifying our operations model while growing our business; the sufficiency of our cash to fund future operations. Any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “approximately,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “seeks,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our financial condition, results of operations, and cash flows may differ materially from those in the forward-looking statements as a result of various factors, including:
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
•risks associated with managing our rapid growth; and
•other risks and uncertainties included under “Risk Factors” within Part II, Item 1A of this report and in our 2024 Annual Report filed with the SEC on February 27, 2025.
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
We expect to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of TPG Pace Tech Opportunities’ initial public offering, (b) in which we have total annual gross revenue of at least $1,235,000 thousand, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700,000 thousand as of the prior June 30 or (2) the date on which we have issued more than $1,000,000 thousand in non-convertible debt securities during the prior three-year period. Based upon the facts and circumstances that existed as of March 31, 2025, we continued to be an emerging growth company for our quarterly report for the period ended March 31, 2025. However, due to the fifth anniversary of the closing date of the TPG Pace’s initial public offering occurring in 2025, we will no longer be an emerging growth company starting with our Annual Report on Form 10-K for the year ended December 31, 2025, and as a result, will no longer be able to take advantage of the exemptions listed above.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on that evaluation, the Company’s CEO and CFO concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this report, which is incorporated herein by reference.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended March 31, 2025.
ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K as of and for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the SEC on February 27, 2025. As of the date of the Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2024 Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, no director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended March 31, 2025.
ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

3.2	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2025.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2025.

* 32.1	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2025.

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2025 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Nerdy Inc.

Date: May 8, 2025	By:	/s/ Jason Pello
Name: Jason Pello
Title: Chief Financial Officer