Form 10-Q
period 2025-06-30
Nerdy Inc.
filed 2025-08-07
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Class A common stock, par value $0.0001 per share - 121,403,407 shares of common stock as of July 31, 2025
Class B common stock, par value $0.0001 per share - 64,395,418 shares of common stock as of July 31, 2025

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$45,263	$50,984	$92,858	$104,711
Cost of revenue	17,421	17,497	37,405	34,709
Gross Profit	27,842	33,487	55,453	70,002
Sales and marketing expenses	13,558	15,537	29,343	32,929
General and administrative expenses	26,572	33,179	54,983	65,155
Operating Loss	(12,288)	(15,229)	(28,873)	(28,082)
Interest income	(365)	(879)	(827)	(1,765)
Other expense, net	4	10	4	35
Loss before Income Taxes	(11,927)	(14,360)	(28,050)	(26,352)
Income tax expense	74	38	102	61
Net Loss	(12,001)	(14,398)	(28,152)	(26,413)
Net loss attributable to noncontrolling interests	(4,104)	(5,305)	(9,759)	(9,874)
Net Loss Attributable to Class A Common Stockholders	$(7,897)	$(9,093)	$(18,393)	$(16,539)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.07)	$(0.08)	$(0.15)	$(0.15)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	120,151	109,924	119,304	108,757
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Loss	$(12,001)	$(14,398)	$(28,152)	$(26,413)
Foreign currency translation adjustments	79	2	116	(8)
Total Comprehensive Loss	(11,922)	(14,396)	(28,036)	(26,421)
Comprehensive loss attributable to noncontrolling interests	(4,075)	(5,304)	(9,718)	(9,877)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(7,847)	$(9,092)	$(18,318)	$(16,544)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$36,722	$52,541
Accounts receivable, net	6,358	7,335
Other current assets	4,559	4,838
Total Current Assets	47,639	64,714
Fixed assets, net	16,306	17,148
Goodwill	5,717	5,717
Intangible assets, net	2,232	2,430
Other assets	1,795	2,498
Total Assets	$73,689	$92,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,836	$2,555
Deferred revenue	10,355	15,263
Other current liabilities	8,220	10,509
Total Current Liabilities	22,411	28,327
Other liabilities	2,538	3,067
Total Liabilities	24,949	31,394
Stockholders’ Equity
Class A common stock	12	12
Class B common stock	6	6
Additional paid-in capital	607,974	597,308
Accumulated deficit	(576,259)	(557,866)
Accumulated other comprehensive income	94	19
Total Stockholders’ Equity Excluding Noncontrolling Interests	31,827	39,479
Noncontrolling interests	16,913	21,634
Total Stockholders’ Equity	48,740	61,113
Total Liabilities and Stockholders’ Equity	$73,689	$92,507
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net Loss	$(28,152)	$(26,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	3,671	3,358
Amortization of intangibles	310	305
Non-cash stock-based compensation expense	15,126	22,426
Other	69	—
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	977	8,153
Decrease (increase) in other current assets	279	(491)
Decrease in other assets	703	1,046
Increase (decrease) in accounts payable	1,253	(57)
Decrease in deferred revenue	(5,276)	(9,398)
(Decrease) increase in other current liabilities	(1,672)	51
Decrease in other liabilities	(777)	(215)
Net Cash Used in Operating Activities	(13,489)	(1,235)
Cash Flows From Investing Activities
Capital expenditures	(2,333)	(3,755)
Net Cash Used In Investing Activities	(2,333)	(3,755)
Cash Flows From Financing Activities
Net Cash Used In Financing Activities	—	—
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	3	4
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(15,819)	(4,986)
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	52,673	75,140
Cash, Cash Equivalents, and Restricted Cash, End of Period	$36,854	$70,154

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$537	$939
Purchase of fixed assets included in accounts payable	3	10
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended June 30,		As Of and For The Six Months Ended June 30,
	2025	2024	2025	2024
Class A Common Stock
Beginning and end of period	12	11	$12	$11
Class B Common Stock
Beginning and end of period	6	7	6	7
Additional Paid-In Capital
Beginning of period	602,667	575,495	597,308	567,709
Non-cash stock-based compensation	7,790	11,667	15,663	23,155
Conversion of combined interests into Class A common stock	—	588	—	841
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(2,483)	(3,802)	(4,997)	(7,757)
End of period	607,974	583,948	607,974	583,948
Accumulated Deficit
Beginning of period	(568,362)	(522,727)	(557,866)	(515,281)
Net loss	(7,897)	(9,093)	(18,393)	(16,539)
End of period	(576,259)	(531,820)	(576,259)	(531,820)
Accumulated Other Comprehensive Income
Beginning of period	44	25	19	31
Foreign currency translation adjustments	50	1	75	(5)
End of period	94	26	94	26
Total Stockholders’ Equity Excluding Noncontrolling Interests	31,827	52,172	31,827	52,172
Noncontrolling Interests
Beginning of period	18,505	32,368	21,634	33,129
Net loss	(4,104)	(5,305)	(9,759)	(9,874)
Non-cash stock-based compensation	—	100	—	210
Foreign currency translation adjustments	29	1	41	(3)
Conversion of combined interests into Class A common stock	—	(588)	—	(841)
Rebalancing of ownership percentage between controlling and the noncontrolling interests	2,483	3,802	4,997	7,757
End of period	16,913	30,378	16,913	30,378
Total Stockholders’ Equity	48,740	82,550	$48,740	$82,550
Class A Common Stock - Shares
Beginning of period	119,356	109,002	117,699	106,416
Activity under stock compensation plans	1,671	1,948	3,328	3,903
Conversion of combined interests into Class A common stock	—	1,295	—	1,926
End of period	121,027	112,245	121,027	112,245
Class B Common Stock - Shares
Beginning of period	64,395	66,674	64,395	67,256
Activity under stock compensation plans	—	48	—	97
Conversion of combined interests into Class A common stock	—	(1,295)	—	(1,926)
End of period	64,395	65,427	64,395	65,427
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
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026 (i.e., Nerdy’s financial statements for the year ending December 31, 2027), and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company’s adoption of this ASU will result in expanded disclosures related to expense captions reported on the face of the income statement but will not have a material impact on the Company’s financial statements.
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
NOTE 3 — NONCONTROLLING INTERESTS
As of June 30, 2025, Legacy Nerdy Holders owned 64,395 OpCo Units, equal to 34.7% of the economic interest in Nerdy LLC, and 64,395 shares of Class B Common Stock. As of December 31, 2024, Legacy Nerdy Holders owned 64,395 OpCo Units equal to 35.4% of the economic interest in Nerdy LLC, and 64,395 shares of Class B Common Stock.
Nerdy Inc. owned 65.3% and 64.6% of the outstanding OpCo Units as of June 30, 2025 and December 31, 2024, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders were entitled to or required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC for the periods presented.

	As Of and For The Three Months Ended June 30,		As Of and For The Six Months Ended June 30,
	2025	2024	2025	2024
OpCo Units
Nerdy Inc.
Beginning of period	119,356	109,002	117,699	106,416
Vesting or exercise of equity awards	1,671	1,948	3,328	3,903
Conversion of Combined Interests into Class A Common Stock	—	1,295	—	1,926
End of period	121,027	112,245	121,027	112,245
Legacy Nerdy Holders
Beginning of period	64,395	66,674	64,395	67,256
Vesting or exercise of equity awards	—	48	—	97
Conversion of Combined Interests into Class A Common Stock	—	(1,295)	—	(1,926)
End of period	64,395	65,427	64,395	65,427
Total
Beginning of period	183,751	175,676	182,094	173,672
Vesting or exercise of equity awards	1,671	1,996	3,328	4,000
End of period	185,422	177,672	185,422	177,672
Ownership Percentage
Nerdy Inc.
Beginning of period	65.0%	62.0%	64.6%	61.3%
End of period	65.3%	63.2%	65.3%	63.2%
Legacy Nerdy Holders
Beginning of period	35.0%	38.0%	35.4%	38.7%
End of period	34.7%	36.8%	34.7%	36.8%

NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	%	2024	%	2025	%	2024	%
Consumer	$37,824	83%	$39,716	78%	$75,837	81%	$81,318	77%
Institutional	7,308	16%	11,135	21%	16,688	18%	23,022	22%
Other	131	1%	133	1%	333	1%	371	1%
Revenue	$45,263	100%	$50,984	100%	$92,858	100%	$104,711	100%
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

	June 30, 2025	December 31, 2024
Accounts receivable, net	$6,358	$7,335
Deferred revenue	$10,355	$15,263
“Accounts receivable, net” is reported net of reserves of $842 and $781 as of June 30, 2025 and December 31, 2024, respectively.
NOTE 5 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of June 30, 2025.
The effective income tax rate was (0.62)% and (0.36)% for the three and six months ended June 30, 2025, respectively. The effective income tax rate was (0.26)% and (0.23)% for the three and six months ended June 30, 2024, respectively. The effective income tax rates differed significantly from the statutory rates in both the current and prior year periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported in all periods represents amounts owed to state authorities.
On July 4, 2025, subsequent to the end of the reporting period, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The Company is currently evaluating the effects of the OBBBA on its financial statements and will continue to monitor any future developments or interpretive guidance.

NOTE 6 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(7,897)	$(9,093)	$(18,393)	$(16,539)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	120,151	109,924	119,304	108,757

Basic and Diluted loss per share of Class A Common Stock	$(0.07)	$(0.08)	$(0.15)	$(0.15)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	2,484	1,939	2,484	1,939
Stock appreciation rights	5,643	5,721	5,643	5,721
Restricted stock awards	—	22	—	22
Restricted stock units	8,605	18,504	8,605	18,504
Restricted stock units - founder’s award	9,258	9,258	9,258	9,258
Market-based performance restricted stock units	3,076	—	3,076	—
Combined Interests that can be converted into shares of Class A Common Stock	64,395	65,427	64,395	65,427
NOTE 7 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The Company includes amounts in restricted cash required to be set aside by contractual agreement. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows for the periods presented.

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$36,722	$52,541	$69,838	$74,824
Restricted cash included in Other current assets	132	132	184	184
Restricted cash included in Other assets	—	—	132	132
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$36,854	$52,673	$70,154	$75,140
NOTE 8 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	June 30, 2025	December 31, 2024
Fixed assets	$53,884	$51,208
Accumulated depreciation	(37,578)	(34,060)
	$16,306	$17,148

The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2025	2024	2025	2024
Amortization expense related to capitalized internal use software	Cost of revenue	$1,706	$1,490	$3,367	$2,882
Depreciation expense	General and administrative expenses	132	230	304	476
NOTE 9 — INTANGIBLE ASSETS, NET
The Company’s intangible assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	June 30, 2025	December 31, 2024
Carrying amount	$6,377	$6,075
Accumulated amortization	(4,145)	(3,645)
	$2,232	$2,430
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2025	2024	2025	2024
Amortization expense related to intangible assets	General and administrative expenses	$158	$153	$310	$305
NOTE 10 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three and six months ended June 30, 2025 or 2024.
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
As of June 30, 2025, Nerdy Inc. has not recognized a liability of $117,228 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three and six months ended June 30, 2025 or 2024. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within the statement of operations.

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
In 2019, a Complaint was filed in a Superior California Court against Varsity Tutors alleging that Varsity Tutors misclassified California tutors as independent contractors as opposed to employees in violation of the California Labor Code and seeking penalties and other remedies under California’s Private Attorneys General Act (“PAGA”). In October 2023, Varsity Tutors agreed to a tentative settlement in this matter. No expense was recorded in the Condensed Consolidated Statements of Operations related to this matter for the three and six months ended June 30, 2025 or 2024. At December 31, 2024, the Company had accrued $2,000 for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheet. The Court approved the aforementioned settlement, which Varsity Tutors paid in the first quarter of 2025.
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

The following table presents information about the Company’s Tutoring Segment for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$45,263	$50,984	$92,858	$104,711

Less:
Cost of revenue	17,421	17,497	37,405	34,709
Employee-related expense (excluding product and development expense)	19,037	23,391	39,519	45,548
Marketing expense	6,788	8,192	15,219	19,134
Product and development expense	10,683	11,569	21,417	22,232
Depreciation and amortization of intangible assets	290	383	614	781
Other segment items (a)	3,336	5,191	7,561	10,424
Interest income	(365)	(879)	(827)	(1,765)
Income tax expense	74	38	102	61
Segment Net Loss	$(12,001)	$(14,398)	$(28,152)	$(26,413)
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
“Active Member(s)” is defined as the number of Learners with an active paid Learning Membership as of the date presented. Variations in the number of Active Members are due to changes in demand for our solutions, seasonality, testing schedules, and the launch of new membership options. As a result, we believe Active Members is a key indicator of our ability to attract, engage, and retain Learners. Active Members exclude our Institutional business. Our Active Member count as of June 30, 2025 was lower when compared to June 30, 2024 primarily due to lower retention in older customer cohorts that included a higher proportion of lower frequency Learning Memberships.

Active Members in thousands	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Active Members	30.6	40.5	37.5	39.7	35.5	46.1
YoY change	(14)%	(12)%	(8)%	1%	15%	40%
“Average Revenue per Member per Month” (“ARPM”) is defined as the average Consumer Learning Membership subscription revenue per member per month as of the date presented. Variations in ARPM are primarily due to changes in the mix of Learning Memberships sold and pricing changes. We believe ARPM is a key indicator of the value we provide to our customers. ARPM excludes our Institutional business. ARPM as of June 30, 2025 was higher when compared to June 30, 2024 due to the mix shift to higher frequency Learning Memberships coupled with price increases enacted during the first quarter of 2025.

ARPM in ones	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
ARPM	$348	$335	$302	$302	$281	$293
YoY change	24%	14%	(2)%	(13)%	(20)%	(19)%

“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. We believe Active Experts is a key indicator of our ability to service Learners and provide Experts with revenue-generating opportunities. Active Experts includes our Institutional business. The following table summarizes Active Experts for the periods presented. Our Active Expert count during the three and six months ended June 30, 2025 when compared to the prior year periods decreased due to lower Consumer Active Experts as a result of our Expert incentives, which has promoted utilization of the highest quality Experts by encouraging them to work with more Learners and develop deeper relationships that allow for increased revenue-generating opportunities, coupled with lower utilization of tutoring sessions in our Institutional business as a result of lower bookings.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
Active Experts in thousands	2025	2024	%	2025	2024	%
Active Experts	9.7	11.6	(16)%	12.1	14.4	(16)%
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
dollars in thousands	2025	%	2024	%	2025	%	2024	%
Revenue	$45,263	100%	$50,984	100%	$92,858	100%	$104,711	100%
Cost of revenue	17,421	38%	17,497	34%	37,405	40%	34,709	33%
Gross Profit	27,842	62%	33,487	66%	55,453	60%	70,002	67%
Sales and marketing expenses	13,558	30%	15,537	31%	29,343	32%	32,929	32%
General and administrative expenses	26,572	59%	33,179	65%	54,983	59%	65,155	62%
Operating Loss	(12,288)	(27)%	(15,229)	(30)%	(28,873)	(31)%	(28,082)	(27)%
Interest income	(365)	(1)%	(879)	(2)%	(827)	(1)%	(1,765)	(2)%
Other expense, net	4	—%	10	—%	4	—%	35	—%
Loss before Income Taxes	(11,927)	(26)%	(14,360)	(28)%	(28,050)	(30)%	(26,352)	(25)%
Income tax expense	74	—%	38	—%	102	—%	61	—%
Net Loss	(12,001)	(26)%	(14,398)	(28)%	(28,152)	(30)%	(26,413)	(25)%
Revenue
Revenue in both current year periods decreased when compared to the prior year periods primarily due to lower Institutional revenue and a specific ($3,007 thousand and $4,475 thousand for the three and six months ended June 30, 2024, respectively) state-funded Consumer revenue program that did not recur in 2025. For both current year periods, these impacts were partially offset by higher ARPM in our Consumer business as a result of a mix shift to higher frequency Learning Memberships and price increases enacted during the first quarter of 2025, coupled with higher retention in newer cohorts due primarily to improvements in the user experience and new Expert incentives.
The following table presents our revenue by business category for the periods presented.

	Three Months Ended June 30,				Change
dollars in thousands	2025	%	2024	%	$	%
Consumer	$37,824	83%	$39,716	78%	$(1,892)	(5)%
Institutional	7,308	16%	11,135	21%	(3,827)	(34)%
Other	131	1%	133	1%	(2)	(2)%
Revenue	$45,263	100%	$50,984	100%	$(5,721)	(11)%

	Six Months Ended June 30,				Change
dollars in thousands	2025	%	2024	%	$	%
Consumer	$75,837	81%	$81,318	77%	$(5,481)	(7)%
Institutional	16,688	18%	23,022	22%	(6,334)	(28)%
Other	333	1%	371	1%	(38)	(10)%
Revenue	$92,858	100%	$104,711	100%	$(11,853)	(11)%
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
dollars in thousands	2025	2024	$	%	2025	2024	$	%
Revenue	$45,263	$50,984	$(5,721)	(11)%	$92,858	$104,711	$(11,853)	(11)%
Cost of revenue	17,421	17,497	76	—%	37,405	34,709	(2,696)	(8)%
Gross Profit	$27,842	$33,487	$(5,645)	(17)%	$55,453	$70,002	$(14,549)	(21)%
% Margin	62%	66%			60%	67%
Cost of revenue for the three months ended June 30, 2025 decreased primarily due to lower Expert costs of $292 thousand, driven by lower utilization of tutoring sessions in our Institutional business when compared to the prior year period as a result of lower bookings. These impacts were partially offset by Expert incentives enacted during the fourth quarter of 2024. Cost of revenue for the six months ended June 30, 2025 increased primarily due to higher Expert costs of $2,211 thousand, primarily driven by the Expert incentives enacted during the fourth quarter of 2024.
We believe these incentives drive Expert satisfaction and engagement with our platform (and Learners) by allowing certain Experts to receive additional income for each sequential recurring session with the same student. Following the adoption of the new incentives, we are seeing faster time to the first session, more sessions in the first 30 days, lower tutor replacement rates, and higher retention.
Gross margin for both current year periods decreased primarily due to Expert incentives enacted during the fourth quarter of 2024. Gross margin for the three months ended June 30, 2025 improved sequentially quarter-over-quarter as a result of price increases for new Consumer customers enacted during the first quarter of 2025. We expect to deliver sequential quarterly gross margin improvements as we move throughout the year.
Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
dollars in thousands	2025	2024	$	%	2025	2024	$	%
Sales and marketing expenses	$13,558	$15,537	$(1,979)	(13)%	$29,343	$32,929	$(3,586)	(11)%
General and administrative expenses	26,572	33,179	(6,607)	(20)%	54,983	65,155	(10,172)	(16)%
Total operating expenses	$40,130	$48,716	$(8,586)	(18)%	$84,326	$98,084	$(13,758)	(14)%
Sales and Marketing
Sales and marketing expenses for the three months ended June 30, 2025 and 2024 included non-cash stock-based compensation of $330 thousand and $638 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses decreased $1,671 thousand, or 11%. Sales and marketing expenses for the six months ended June 30, 2025 included non-cash stock-based compensation and restructuring costs of $674 thousand and $193 thousand, respectively. Sales and marketing expenses for the six months ended June 30, 2024 included non-cash stock-based compensation of $1,173 thousand. Excluding these impacts in both periods, sales and marketing expenses decreased $3,280 thousand, or 10%.
These decreases in sales and marketing expenses were driven by Consumer marketing efficiency gains coupled with the moderation of our investment in the Institutional business given near-term funding uncertainties. We believe a significant opportunity exists in the Institutional space and that the product enhancements we are making to the Live+AI™ platform will drive growth in future periods.
General and Administrative
General and administrative expenses include compensation for certain employees, support services, product and development expenses intended to support continued innovation, and other operating expenses. Product and development costs were $10,683 thousand and $11,569 thousand for the three months ended June 30, 2025 and 2024, respectively. Product and development costs were $21,417 thousand and $22,232 thousand for the six months ended June 30, 2025 and 2024, respectively. Product and development costs include compensation for employees on our product and engineering teams who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the three months ended June 30, 2025 and 2024 included non-cash stock based compensation of $7,208 thousand and $10,676 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses decreased $3,139 thousand, or 14%. General and administrative expenses for the six months ended June 30, 2025 included non-cash stock based compensation and restructuring costs of $14,452 thousand and $455 thousand, respectively. General and administrative expenses for the six months ended June 30, 2024 included non-cash stock based compensation $21,253 thousand. Excluding these impacts in both periods, general and administrative expenses decreased $3,826 thousand, or 9%.
AI-enabled productivity improvements, coupled with new software-driven processes and system implementations, headcount reductions, and other cost reduction efforts, have enabled us to generate operating efficiencies and remove significant costs from the business. Recent advances in AI provide us with the opportunity to drive further levels of productivity, including the agentification of key processes that will allow us to improve both the customer experience and operational consistency while further reducing the operating costs necessary to scale our business.
Interest Income
Interest income for the three months ended June 30, 2025 was $365 thousand, a decrease from $879 thousand in the same period in 2024, driven by lower interest income on our cash balances during the current period. Interest income for the six months ended June 30, 2025 was $827 thousand, a decrease from $1,765 thousand in the same period in 2024, driven by lower interest income on our cash balances during the current period.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents totaling $36,722 thousand and $52,541 thousand, respectively. We have incurred cumulative losses from our operations, and we will likely incur additional losses in the future. Our operations have historically been financed primarily through cash on hand and capital contributions. To the extent we continue to generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
As of June 30, 2025, we had no debt obligations. Our cash requirements under our contractual obligations and commitments consist primarily of a lease arrangement. For information on our lease obligations and the amount and timing of future payments, see Note 15 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of our 2024 Annual Report. There have been no material changes to our leasing arrangements previously disclosed in our 2024 Annual Report.

The following table sets forth our cash flows for the periods presented.

	Six Months Ended June 30,
dollars in thousands	2025	2024
Cash used in:
Operating activities	$(13,489)	$(1,235)
Investing activities	(2,333)	(3,755)
Financing activities	—	—
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	3	4
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(15,819)	$(4,986)
Operating Activities
Cash used in operating activities for the six months ended June 30, 2025 increased $12,254 thousand when compared to the same period in 2024, primarily due to lower revenue and gross margin, the payment of a legal settlement of $2,000 thousand, and changes in working capital.
Investing Activities
Cash used in investing activities was $2,333 thousand and $3,755 thousand for the six months ended June 30, 2025 and 2024, respectively. Cash used in investing activities for both periods related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
We did not have any financing activities during the six months ended June 30, 2025 or 2024.
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
We expect to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of TPG Pace Tech Opportunities’ initial public offering, (b) in which we have total annual gross revenue of at least $1,235,000 thousand, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700,000 thousand as of the prior June 30 or (2) the date on which we have issued more than $1,000,000 thousand in non-convertible debt securities during the prior three-year period. Based upon the facts and circumstances that existed as of June 30, 2025, we continued to be an emerging growth company for our quarterly report for the period ended June 30, 2025. However, due to the fifth anniversary of the closing date of the TPG Pace’s initial public offering occurring in 2025, we will no longer be an emerging growth company starting with our Annual Report on Form 10-K for the year ended December 31, 2025, and as a result, will no longer be able to take advantage of the exemptions listed above.

SMALLER REPORTING COMPANY STATUS
We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. An entity is a “smaller reporting company” based upon the following criteria: (i) the market value of our shares of common stock held by non-affiliates is less than $250,000 thousand as of the prior June 30, or (ii) our annual revenues are less than $100,000 thousand during the prior fiscal year and the market value of our shares of common stock held by non-affiliates is less than $700,000 thousand as of the prior June 30. Based upon the facts and circumstances that exist as of June 30, 2025, we will remain a smaller reporting company for our Annual Report on Form 10-K for the year ended December 31, 2025 (and interim periods therein) and for our quarterly reports in the 2026 interim periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk, foreign currency exchange rates, and interest rates are immaterial.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on that evaluation, the Company’s CEO and CFO concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this report, which is incorporated herein by reference.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended June 30, 2025.
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
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, no director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended June 30, 2025.
ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

3.2	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2025.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2025.

* 32.1	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2025.

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2025 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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

Nerdy Inc.

Date: August 7, 2025	By:	/s/ Jason Pello
Name: Jason Pello
Title: Chief Financial Officer