Form 10-Q
period 2025-09-30
Nerdy Inc.
filed 2025-11-06
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Class A common stock, par value $0.0001 per share - 122,938,630 shares of common stock as of October 31, 2025
Class B common stock, par value $0.0001 per share - 64,395,418 shares of common stock as of October 31, 2025

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$37,019	$37,530	$129,877	$142,241
Cost of revenue	13,723	11,077	51,128	45,786
Gross Profit	23,296	26,453	78,749	96,455
Sales and marketing expenses	16,563	20,315	45,906	53,244
General and administrative expenses	25,815	31,862	80,798	97,017
Operating Loss	(19,082)	(25,724)	(47,955)	(53,806)
Interest income	(357)	(768)	(1,184)	(2,533)
Other (income) expense, net	(4)	(27)	—	8
Loss before Income Taxes	(18,721)	(24,929)	(46,771)	(51,281)
Income tax expense	35	29	137	90
Net Loss	(18,756)	(24,958)	(46,908)	(51,371)
Net loss attributable to noncontrolling interests	(6,469)	(9,058)	(16,228)	(18,932)
Net Loss Attributable to Class A Common Stockholders	$(12,287)	$(15,900)	$(30,680)	$(32,439)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.10)	$(0.14)	$(0.26)	$(0.29)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	121,666	113,287	120,091	110,267
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Loss	$(18,756)	$(24,958)	$(46,908)	$(51,371)
Foreign currency translation adjustments	(26)	66	90	58
Total Comprehensive Loss	(18,782)	(24,892)	(46,818)	(51,313)
Comprehensive loss attributable to noncontrolling interests	(6,478)	(9,034)	(16,196)	(18,911)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(12,304)	$(15,858)	$(30,622)	$(32,402)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$32,710	$52,541
Accounts receivable, net	6,496	7,335
Other current assets	5,284	4,838
Total Current Assets	44,490	64,714
Fixed assets, net	16,404	17,148
Goodwill	5,717	5,717
Intangible assets, net	2,051	2,430
Other assets	1,750	2,498
Total Assets	$70,412	$92,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,624	$2,555
Deferred revenue	15,916	15,263
Other current liabilities	9,476	10,509
Total Current Liabilities	31,016	28,327
Other liabilities	2,339	3,067
Total Liabilities	33,355	31,394
Stockholders’ Equity
Class A common stock	12	12
Class B common stock	6	6
Additional paid-in capital	612,723	597,308
Accumulated deficit	(588,546)	(557,866)
Accumulated other comprehensive income	77	19
Total Stockholders’ Equity Excluding Noncontrolling Interests	24,272	39,479
Noncontrolling interests	12,785	21,634
Total Stockholders’ Equity	37,057	61,113
Total Liabilities and Stockholders’ Equity	$70,412	$92,507
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net Loss	$(46,908)	$(51,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	5,540	5,137
Amortization of intangibles	468	460
Non-cash stock-based compensation expense	21,973	32,238
Other	69	—
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	839	7,974
Increase in other current assets	(578)	(893)
Decrease in other assets	748	1,598
Increase in accounts payable	3,041	3,084
Increase (decrease) in deferred revenue	171	(4,793)
(Decrease) increase in other current liabilities	(239)	2,577
Decrease in other liabilities	(1,037)	(299)
Net Cash Used in Operating Activities	(15,913)	(4,288)
Cash Flows From Investing Activities
Capital expenditures	(4,051)	(5,700)
Net Cash Used In Investing Activities	(4,051)	(5,700)
Cash Flows From Financing Activities
Net Cash Used In Financing Activities	—	—
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	1	(18)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(19,963)	(10,006)
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	52,673	75,140
Cash, Cash Equivalents, and Restricted Cash, End of Period	$32,710	$65,134

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$789	$1,275
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended September 30,		As Of and For The Nine Months Ended September 30,
	2025	2024	2025	2024
Class A Common Stock
Beginning and end of period	12	11	$12	$11
Class B Common Stock
Beginning and end of period	6	7	6	7
Additional Paid-In Capital
Beginning of period	607,974	583,948	597,308	567,709
Non-cash stock-based compensation	7,099	10,069	22,762	33,224
Conversion of combined interests into Class A common stock	—	135	—	976
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(2,350)	(3,190)	(7,347)	(10,947)
End of period	612,723	590,962	612,723	590,962
Accumulated Deficit
Beginning of period	(576,259)	(531,820)	(557,866)	(515,281)
Net loss	(12,287)	(15,900)	(30,680)	(32,439)
End of period	(588,546)	(547,720)	(588,546)	(547,720)
Accumulated Other Comprehensive Income
Beginning of period	94	26	19	31
Foreign currency translation adjustments	(17)	42	58	37
End of period	77	68	77	68
Total Stockholders’ Equity Excluding Noncontrolling Interests	24,272	43,328	24,272	43,328
Noncontrolling Interests
Beginning of period	16,913	30,378	21,634	33,129
Net loss	(6,469)	(9,058)	(16,228)	(18,932)
Non-cash stock-based compensation	—	79	—	289
Foreign currency translation adjustments	(9)	24	32	21
Conversion of combined interests into Class A common stock	—	(135)	—	(976)
Rebalancing of ownership percentage between controlling and the noncontrolling interests	2,350	3,190	7,347	10,947
End of period	12,785	24,478	12,785	24,478
Total Stockholders’ Equity	37,057	67,806	$37,057	$67,806
Class A Common Stock - Shares
Beginning of period	121,027	112,245	117,699	106,416
Activity under stock compensation plans	1,346	2,227	4,674	6,130
Conversion of combined interests into Class A common stock	—	500	—	2,426
End of period	122,373	114,972	122,373	114,972
Class B Common Stock - Shares
Beginning of period	64,395	65,427	64,395	67,256
Activity under stock compensation plans	—	16	—	113
Conversion of combined interests into Class A common stock	—	(500)	—	(2,426)
End of period	64,395	64,943	64,395	64,943
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
In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 removes the prescriptive project stage model for internal-use software development and instead requires capitalization of costs when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used as intended. The ASU also incorporates the accounting for website development costs into Subtopic 350-40 and clarifies that property, plant, and equipment disclosure requirements apply to all capitalized internal-use software costs. This ASU is effective for annual periods beginning after December 15, 2027 (i.e., Nerdy’s financial statements for the year ending December 31, 2028), and for interim periods therein.

Early adoption is permitted. The amendments may be applied prospectively, retrospectively, or under a modified transition approach. The Company is currently evaluating the impact this ASU will have on its financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026 (i.e., Nerdy’s financial statements for the year ending December 31, 2027), and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company’s adoption of this ASU will result in expanded disclosures related to expense captions reported on the face of the income statement but will not have a material impact on the Company’s financial statements.
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
NOTE 3 — NONCONTROLLING INTERESTS
As of September 30, 2025, Legacy Nerdy Holders owned 64,395 OpCo Units, equal to 34.5% of the economic interest in Nerdy LLC, and 64,395 shares of Class B Common Stock. As of December 31, 2024, Legacy Nerdy Holders owned 64,395 OpCo Units equal to 35.4% of the economic interest in Nerdy LLC, and 64,395 shares of Class B Common Stock.
Nerdy Inc. owned 65.5% and 64.6% of the outstanding OpCo Units as of September 30, 2025 and December 31, 2024, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders were entitled to or required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.

The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC for the periods presented.

	As Of and For The Three Months Ended September 30,		As Of and For The Nine Months Ended September 30,
	2025	2024	2025	2024
OpCo Units
Nerdy Inc.
Beginning of period	121,027	112,245	117,699	106,416
Vesting or exercise of equity awards	1,346	2,227	4,674	6,130
Conversion of Combined Interests into Class A Common Stock	—	500	—	2,426
End of period	122,373	114,972	122,373	114,972
Legacy Nerdy Holders
Beginning of period	64,395	65,427	64,395	67,256
Vesting or exercise of equity awards	—	16	—	113
Conversion of Combined Interests into Class A Common Stock	—	(500)	—	(2,426)
End of period	64,395	64,943	64,395	64,943
Total
Beginning of period	185,422	177,672	182,094	173,672
Vesting or exercise of equity awards	1,346	2,243	4,674	6,243
End of period	186,768	179,915	186,768	179,915
Ownership Percentage
Nerdy Inc.
Beginning of period	65.3%	63.2%	64.6%	61.3%
End of period	65.5%	63.9%	65.5%	63.9%
Legacy Nerdy Holders
Beginning of period	34.7%	36.8%	35.4%	38.7%
End of period	34.5%	36.1%	34.5%	36.1%
NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	%	2024	%	2025	%	2024	%
Consumer	$33,166	89%	$31,919	85%	$109,003	84%	$113,237	79%
Institutional	3,688	10%	5,429	14%	20,376	15%	28,451	20%
Other	165	1%	182	1%	498	1%	553	1%
Revenue	$37,019	100%	$37,530	100%	$129,877	100%	$142,241	100%
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

	September 30, 2025	December 31, 2024
Accounts receivable, net	$6,496	$7,335
Deferred revenue	$15,916	$15,263
“Accounts receivable, net” is reported net of reserves of $888 and $781 as of September 30, 2025 and December 31, 2024, respectively.

NOTE 5 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of September 30, 2025.
The effective income tax rate was (0.19)% and (0.29)% for the three and nine months ended September 30, 2025, respectively. The effective income tax rate was (0.12)% and (0.18)% for the three and nine months ended September 30, 2024, respectively. The effective income tax rates differed significantly from the statutory rates in both the current and prior year periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported in all periods represents amounts owed to state authorities.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, resulting in impacts to the Company’s deferred tax positions. However, these impacts were not material to its financial statements because the Company maintains a full valuation allowance against its deferred tax assets.
NOTE 6 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(12,287)	$(15,900)	$(30,680)	$(32,439)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	121,666	113,287	120,091	110,267

Basic and Diluted loss per share of Class A Common Stock	$(0.10)	$(0.14)	$(0.26)	$(0.29)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	2,484	1,919	2,484	1,919
Stock appreciation rights	5,627	5,713	5,627	5,713
Restricted stock awards	—	6	—	6
Restricted stock units	8,759	16,832	8,759	16,832
Restricted stock units - founder’s award	9,258	9,258	9,258	9,258
Market-based performance restricted stock units	1,962	—	1,962	—
Combined Interests that can be converted into shares of Class A Common Stock	64,395	64,943	64,395	64,943

NOTE 7 — CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
The Company includes amounts in restricted cash required to be set aside by contractual agreement. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows for the periods presented.

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$32,710	$52,541	$65,002	$74,824
Restricted cash included in Other current assets	—	132	132	184
Restricted cash included in Other assets	—	—	—	132
Total Cash, Cash Equivalents, and Restricted Cash shown in the Condensed Consolidated Statements of Cash Flows	$32,710	$52,673	$65,134	$75,140
NOTE 8 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	September 30, 2025	December 31, 2024
Fixed assets	$55,850	$51,208
Accumulated depreciation	(39,446)	(34,060)
	$16,404	$17,148
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2025	2024	2025	2024
Amortization expense related to capitalized internal use software	Cost of revenue	$1,735	$1,562	$5,102	$4,444
Depreciation expense	General and administrative expenses	134	217	438	693
NOTE 9 — INTANGIBLE ASSETS, NET
The Company’s intangible assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	September 30, 2025	December 31, 2024
Carrying amount	$6,311	$6,075
Accumulated amortization	(4,260)	(3,645)
	$2,051	$2,430
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2025	2024	2025	2024
Amortization expense related to intangible assets	General and administrative expenses	$158	$155	$468	$460

NOTE 10 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three and nine months ended September 30, 2025 or 2024.
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
As of September 30, 2025, Nerdy Inc. has not recognized a liability of $117,228 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three and nine months ended September 30, 2025 or 2024. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within the statement of operations.
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
In 2019, a Complaint was filed in a Superior California Court against Varsity Tutors alleging that Varsity Tutors misclassified California tutors as independent contractors as opposed to employees in violation of the California Labor Code and seeking penalties and other remedies under California’s Private Attorneys General Act (“PAGA”). In October 2023, Varsity Tutors agreed to a tentative settlement in this matter. No expense was recorded in the Condensed Consolidated Statements of Operations related to this matter for the three and nine months ended September 30, 2025 or 2024. At December 31, 2024, the Company had accrued $2,000 for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheet. The Court approved the aforementioned settlement, which Varsity Tutors paid in the first quarter of 2025.
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
NOTE 13 — SEGMENT INFORMATION
The Company has one reportable segment: Tutoring. The Tutoring Segment generates revenue by selling services to individual Learners and Institutions for one-on-one instruction and small group tutoring that are fulfilled by Experts, who deliver instruction on its behalf through its proprietary Live Learning Platform. The Company does not have intra-entity sales or transfers.
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
The following table presents information about the Company’s Tutoring Segment for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$37,019	$37,530	$129,877	$142,241

Less:
Cost of revenue	13,723	11,077	51,128	45,786
Employee-related expense (excluding product and development expense)	20,180	25,453	59,699	71,001
Marketing expense	8,498	10,829	23,717	29,963
Product and development expense	10,285	11,273	31,702	33,505
Depreciation and amortization of intangible assets	292	372	906	1,153
Other segment items (a)	3,119	4,223	10,680	14,647
Interest income	(357)	(768)	(1,184)	(2,533)
Income tax expense	35	29	137	90
Segment Net Loss	$(18,756)	$(24,958)	$(46,908)	$(51,371)
(a)Other segment items consists of tutor acquisition costs, professional services expense, restructuring expense, rent expense, and other overhead expense.
NOTE 14 — SUBSEQUENT EVENT
Loan Agreement
On November 3, 2025 (“Closing Date”), the Company and certain of its subsidiaries entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and the lenders party thereto, pursuant to which the lenders made available up to two tranches of term loans in an aggregate principal amount of $50,000 (the “Term Loan”), subject to certain terms and conditions, with the first tranche of up to $30,000 available for borrowing in multiple draws of at least $2,500 and the second tranche of up to $20,000 available for borrowing in multiple draws of at least $2,500. The Term Loan matures on November 1, 2029 (the “Maturity Date”) and bears interest equal to the greater of (a) the prime rate as reported in The Wall Street Journal plus 3.50% and (b) 10.75%. The Loan Agreement is for 48 months, with interest-only payments for an initial period of 36 months from the Closing Date, which may be extended by an additional 12 months upon achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement (the “Interest-Only Period”). After the Interest-Only Period, the Company will be required to repay in equal monthly installments of the principal and interest until the Maturity Date. The Loan Agreement includes customary representations and warranties and covenants associated with the Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Such covenants and limitations on indebtedness include (but are not limited to) that the Company must maintain the greater of (i) $15,000 of Qualified Cash (as defined in the Loan Agreement) or (ii) Qualified Cash that results in Remaining Months Liquidity (as defined in the Loan Agreement) of at least 6 months. Additionally, the Company’s outstanding borrowings must not exceed certain multiples of its TTM Contribution Margin (as defined in the Loan Agreement). If at any time, the outstanding borrowings exceed the required multiple of the TTM Contribution Margin, the Company will be required to immediately repay principal until the outstanding borrowings are less than the applicable multiple. The Company’s ability to access the maximum borrowing capacity under the Term Loan will require its future TTM Contribution Margin to exceed historical levels. The obligations under the Loan Agreement are secured by a security interest in substantially all of the Company’s assets and the assets of its subsidiaries that are co-borrowers or guarantors. The Loan Agreement provides for an end of term charge equal to 7.50% of the funded loan amount, due at the earlier of prepayment or maturity. Pro-rata payment of any earned end of term charge will be due upon any partial prepayment.
On November 3, 2025, the Company borrowed $20,000 under the Term Loan. These proceeds may be used for working capital and other general corporate purposes as permitted by the Term Loan. The remaining $10,000 under the first tranche of Term Loan will be available to be drawn until December 31, 2026. After the first tranche is drawn in full or after December 31, 2026, the second Term Loan tranche may be made available subject to the approval of the lenders.

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
OVERVIEW
We operate a platform for live online learning. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including artificial intelligence (“AI”), to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including Learning Memberships, one-on-one instruction, small group tutoring, large format classes, tutor chat, essay review, adaptive assessments, and self-study tools. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Our solutions are available directly to individual Learners (“Consumer(s)”), as well as through education systems (“Institution(s)”). Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our offerings include Varsity Tutors for Schools, a product suite that leverages our platform capabilities to offer high-dosage tutoring and our online learning solutions to Institutions. We have built a diversified business across the following audiences: K-8, High School, College, Graduate School, and Professional.
KEY OPERATING METRICS
We monitor the following key operating metrics, among others, to evaluate the performance of our business.
“Active Member(s)” is defined as the number of Learners with an active paid Learning Membership as of the date presented. Variations in the number of Active Members are due to changes in demand for our solutions, seasonality, testing schedules, and the launch of new membership options. As a result, we believe Active Members is a key indicator of our ability to attract, engage, and retain Learners. Active Members exclude our Institutional business. Our Active Member count as of September 30, 2025 was lower when compared to September 30, 2024 primarily due to operational challenges that we are actively addressing through the appointment of a new Chief Operating Officer to drive enhanced operational execution and systematic process improvements. We are also rolling out new student and Expert platform user experiences in the fourth quarter that we believe will re-accelerate growth.

Active Members in thousands	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Active Members	34.3	30.6	40.5	37.5	39.7	35.5
YoY change	(14)%	(14)%	(12)%	(8)%	1%	15%
“Average Revenue per Member per Month” (“ARPM”) is defined as the average Consumer Learning Membership subscription revenue per member per month as of the date presented. Variations in ARPM are primarily due to changes in the mix of Learning Memberships sold and pricing changes. We believe ARPM is a key indicator of the value we provide to our customers. ARPM excludes our Institutional business. ARPM as of September 30, 2025 was higher when compared to September 30, 2024 due to the mix shift to higher frequency Learning Memberships coupled with price increases enacted during the first quarter of 2025, coupled with higher retention in newer cohorts due primarily to improvements in the user experience and new Expert incentives.

ARPM in ones	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
ARPM	$374	$348	$335	$302	$302	$281
YoY change	24%	24%	14%	(2)%	(13)%	(20)%

“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. We believe Active Experts is a key indicator of our ability to service Learners and provide Experts with revenue-generating opportunities. Active Experts includes our Institutional business. The following table summarizes Active Experts for the periods presented. Our Active Expert count during the three and nine months ended September 30, 2025 decreased when compared to the prior year periods. These decreases were primarily due to lower Consumer Active Experts as a result of our Expert incentives, which has promoted utilization of the highest quality Experts by encouraging them to work with more Learners and develop deeper relationships that allow for increased revenue-generating opportunities, coupled with lower utilization of tutoring sessions in our Institutional business as a result of lower bookings.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
Active Experts in thousands	2025	2024	%	2025	2024	%
Active Experts	8.1	9.5	(15)%	13.8	17.3	(20)%
RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
dollars in thousands	2025	%	2024	%	2025	%	2024	%
Revenue	$37,019	100%	$37,530	100%	$129,877	100%	$142,241	100%
Cost of revenue	13,723	37%	11,077	30%	51,128	39%	45,786	32%
Gross Profit	23,296	63%	26,453	70%	78,749	61%	96,455	68%
Sales and marketing expenses	16,563	45%	20,315	54%	45,906	36%	53,244	38%
General and administrative expenses	25,815	70%	31,862	85%	80,798	62%	97,017	68%
Operating Loss	(19,082)	(52)%	(25,724)	(69)%	(47,955)	(37)%	(53,806)	(38)%
Interest income	(357)	(1)%	(768)	(3)%	(1,184)	(1)%	(2,533)	(2)%
Other (income) expense, net	(4)	—%	(27)	—%	—	—%	8	—%
Loss before Income Taxes	(18,721)	(51)%	(24,929)	(66)%	(46,771)	(36)%	(51,281)	(36)%
Income tax expense	35	—%	29	—%	137	—%	90	—%
Net Loss	(18,756)	(51)%	(24,958)	(66)%	(46,908)	(36)%	(51,371)	(36)%
Revenue
Revenue for the three months ended September 30, 2025 decreased slightly when compared to the prior year period due to lower Institutional revenue, partially offset by higher Consumer revenue. Within Consumer revenue, Learning Membership revenue in the third quarter of 2025 increased 5% year-over-year, which was partially offset by a specific state-funded program ($907 thousand for the three months ended September 30, 2024) that did not recur in 2025.
Revenue for the nine months ended September 30, 2025 decreased when compared to the prior year period primarily due to lower Institutional revenue and a specific state-funded program ($5,382 thousand for the nine months ended September 30, 2024) within Consumer revenue that did not recur in 2025. Also within Consumer Revenue, Learning Membership revenue for the nine months ended September 30, 2025 increased 1% year-over-year.
Both current year periods were positively impacted by higher ARPM in our Consumer business as a result of a mix shift to higher frequency Learning Memberships and price increases enacted during the first quarter of 2025, coupled with higher retention in newer cohorts due primarily to improvements in the user experience and investments in Expert pay and incentives.

The following tables present our revenue by business category for the periods presented.

	Three Months Ended September 30,				Change
dollars in thousands	2025	%	2024	%	$	%
Consumer	$33,166	89%	$31,919	85%	$1,247	4%
Institutional	3,688	10%	5,429	14%	(1,741)	(32)%
Other	165	1%	182	1%	(17)	(9)%
Revenue	$37,019	100%	$37,530	100%	$(511)	(1)%

	Nine Months Ended September 30,				Change
dollars in thousands	2025	%	2024	%	$	%
Consumer	$109,003	84%	$113,237	79%	$(4,234)	(4)%
Institutional	20,376	15%	28,451	20%	(8,075)	(28)%
Other	498	1%	553	1%	(55)	(10)%
Revenue	$129,877	100%	$142,241	100%	$(12,364)	(9)%
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
dollars in thousands	2025	2024	$	%	2025	2024	$	%
Revenue	$37,019	$37,530	$(511)	(1)%	$129,877	$142,241	$(12,364)	(9)%
Cost of revenue	13,723	11,077	(2,646)	(24)%	51,128	45,786	(5,342)	(12)%
Gross Profit	$23,296	$26,453	$(3,157)	(12)%	$78,749	$96,455	$(17,706)	(18)%
% Margin	63%	70%			61%	68%
Cost of revenue for the three and nine months ended September 30, 2025 increased primarily due to higher Expert costs of $2,473 thousand and $4,684 thousand, respectively, primarily driven by investments in Expert pay and incentives. We believe these investments drive Expert satisfaction and engagement with our platform (and Learners) by allowing certain Experts to receive additional income for each sequential recurring session with the same student. Following the adoption of the new incentives, we continue to see faster time to the first session, more sessions in the first 30 days, lower tutor replacement rates, and higher retention.
Gross margin for both current year periods decreased primarily due to investments in Expert pay and incentives. For the second consecutive quarter, gross margin improved sequentially quarter-over-quarter as margins increased approximately 140 basis points when compared to the second quarter of 2025. This gross margin expansion was primarily a result of price increases for new Consumer customers enacted during the first quarter of 2025. We expect sequential quarterly gross margin improvement to continue into the fourth quarter of 2025 as the mix of our Consumer revenue continues to shift into higher frequency and higher priced Learning Memberships, and as we are able to better optimize tutoring incentives now made possible due to improvements in the new tutor experience platform.
Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
dollars in thousands	2025	2024	$	%	2025	2024	$	%
Sales and marketing expenses	$16,563	$20,315	$(3,752)	(18)%	$45,906	$53,244	$(7,338)	(14)%
General and administrative expenses	25,815	31,862	(6,047)	(19)%	80,798	97,017	(16,219)	(17)%
Total operating expenses	$42,378	$52,177	$(9,799)	(19)%	$126,704	$150,261	$(23,557)	(16)%

Sales and Marketing
Sales and marketing expenses for the three months ended September 30, 2025 and 2024 included non-cash stock-based compensation of $336 thousand and $556 thousand, respectively. Excluding these impacts in both periods, sales and marketing expenses decreased $3,532 thousand, or 18%. Sales and marketing expenses for the nine months ended September 30, 2025 included non-cash stock-based compensation and restructuring costs of $1,010 thousand and $193 thousand, respectively. Sales and marketing expenses for the nine months ended September 30, 2024 included non-cash stock-based compensation of $1,729 thousand. Excluding these impacts in both periods, sales and marketing expenses decreased $6,812 thousand, or 13%.
These decreases in sales and marketing expenses were driven by Consumer marketing efficiency gains coupled with the moderation of our investment in the Institutional business given near-term funding uncertainties. We believe our new end-to-end Varsity Tutors for Schools experience that launches toward the end of the fourth quarter will better align to how schools operate, make it easier for school leaders to prescribe interventions and act upon data, and ultimately be a more sellable product for district wide sales.
General and Administrative
General and administrative expenses include compensation for certain employees, support services, product and development expenses intended to support continued innovation, and other operating expenses. Product and development costs were $10,285 thousand and $11,273 thousand for the three months ended September 30, 2025 and 2024, respectively. Product and development costs were $31,702 thousand and $33,505 thousand for the nine months ended September 30, 2025 and 2024, respectively. Product and development costs include compensation for employees on our product and engineering teams who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the three months ended September 30, 2025 and 2024 included non-cash stock based compensation of $6,511 thousand and $9,256 thousand, respectively. Excluding these impacts in both periods, general and administrative expenses decreased $3,302 thousand, or 15%. General and administrative expenses for the nine months ended September 30, 2025 included non-cash stock based compensation and restructuring costs of $20,963 thousand and $455 thousand, respectively. General and administrative expenses for the nine months ended September 30, 2024 included non-cash stock based compensation of $30,509 thousand. Excluding these impacts in both periods, general and administrative expenses decreased $7,128 thousand, or 11%.
AI-enabled productivity improvements, coupled with new software-driven processes and system implementations, headcount reductions, and other cost reduction efforts, have enabled us to generate operating efficiencies and remove significant costs from the business. Recent advances in our application of AI across the entire tech stack provide us with the opportunity to move faster and drive further levels of productivity and operating leverage, while improving both the customer experience and operational consistency as we scale our business.
Interest Income
Interest income for the three months ended September 30, 2025 was $357 thousand, a decrease from $768 thousand in the same period in 2024, driven by lower interest income on our cash balances during the current period. Interest income for the nine months ended September 30, 2025 was $1,184 thousand, a decrease from $2,533 thousand in the same period in 2024, driven by lower interest income on our cash balances during the current period.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents totaling $32,710 thousand and $52,541 thousand, respectively. We have incurred cumulative losses from our operations, and we will likely incur additional losses in the future. Our operations have historically been financed primarily through cash on hand and capital contributions. To the extent we continue to generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand or from the Term Loan (as defined below). If cash on hand or from the Term Loan (as defined below) is not sufficient to fund our business, we may also need to implement significant cost-containment measures or explore additional financing alternatives. However, there can be no assurance that any financing would be available to us on acceptable terms, or at all, or that any cost-containment measures we implement would be sufficient or effective in reducing losses or preserving liquidity.
On November 3, 2025 (“Closing Date”), subsequent to the end of the period, we and certain of our subsidiaries entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and the lenders party thereto, pursuant to which the lenders made available up to two tranches of term loans in an aggregate principal amount of $50,000 thousand (the “Term Loan”), subject to certain terms and conditions, with the first tranche of up to $30,000 thousand available for borrowing in multiple draws of at least $2,500 thousand and the second tranche of up to $20,000 thousand available for borrowing in multiple draws of at least $2,500 thousand.
On the Closing Date, we borrowed $20,000 thousand under the Term Loan. These proceeds may be used for working capital and other general corporate purposes as permitted by the Term Loan. The remaining $10,000 thousand under the first tranche of Term Loan will be available to be drawn until December 31, 2026. After the first tranche is drawn in full or after December 31, 2026, the second Term Loan tranche may be made available subject to the approval of the lenders. Our ability to access the maximum borrowing capacity under the Term Loan will require our future TTM Contribution Margin (as defined in the Loan Agreement) to exceed historical levels.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
As of September 30, 2025, we had no debt obligations. However, as discussed above, we and certain of our subsidiaries entered into the Loan Agreement with Hercules and the lenders party thereto on November 3, 2025, pursuant to which the lenders made the Term Loan available to us. The Term Loan matures on November 1, 2029 (the “Maturity Date”) and bears interest equal to the greater of (a) the prime rate as reported in The Wall Street Journal plus 3.50% and (b) 10.75%. The Loan Agreement is for 48 months, with interest-only payments for an initial period of 36 months from the Closing Date, which may be extended by an additional 12 months upon achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement (the “Interest-Only Period”). After the Interest-Only Period, we will be required to repay in equal monthly installments of the principal and interest until the Maturity Date. The Loan Agreement includes customary representations and warranties and covenants associated with the Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Such covenants and limitations on indebtedness include (but are not limited to) that we must maintain the greater of (i) $15,000 thousand of Qualified Cash (as defined in the Loan Agreement) or (ii) Qualified Cash that results in Remaining Months Liquidity (as defined in the Loan Agreement) of at least 6 months. Additionally, our outstanding borrowings must not exceed certain multiples of our TTM Contribution Margin (as defined in the Loan Agreement). If at any time, the outstanding borrowings exceed the required multiple of the TTM Contribution Margin, we will be required to immediately repay principal until the outstanding borrowings are less than the applicable multiple. The obligations under the Loan Agreement are secured by a security interest in substantially all of the our assets and the assets of our subsidiaries that are co-borrowers or guarantors. The Loan Agreement provides for an end of term charge equal to 7.50% of the funded loan amount, due at the earlier of prepayment or maturity. Pro-rata payment of any earned end of term charge will be due upon any partial prepayment.
Our other cash requirements under contractual obligations and commitments consist primarily of a lease arrangement. For information on our lease obligations and the amount and timing of future payments, see Note 15 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of our 2024 Annual Report. There have been no material changes to our leasing arrangements previously disclosed in our 2024 Annual Report.
The following table sets forth our cash flows for the periods presented.

	Nine Months Ended September 30,
dollars in thousands	2025	2024
Cash used in:
Operating activities	$(15,913)	$(4,288)
Investing activities	(4,051)	(5,700)
Financing activities	—	—
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	1	(18)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(19,963)	$(10,006)
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2025 increased $11,625 thousand when compared to the same period in 2024, primarily due to lower revenue and gross margin, the payment of a legal settlement of $2,000 thousand, and changes in working capital.

Investing Activities
Cash used in investing activities was $4,051 thousand and $5,700 thousand for the nine months ended September 30, 2025 and 2024, respectively. Cash used in investing activities for both periods related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
We did not have any financing activities during the nine months ended September 30, 2025 or 2024.
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
•our level of indebtedness, which could adversely affect our financial condition;
•our operating activities may be restricted as a result of covenants related to our Term Loan and failure to comply with these covenants could have a material adverse effect on us;
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
We expect to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of TPG Pace Tech Opportunities’ initial public offering, (b) in which we have total annual gross revenue of at least $1,235,000 thousand, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700,000 thousand as of the prior June 30 or (2) the date on which we have issued more than $1,000,000 thousand in non-convertible debt securities during the prior three-year period. Based upon the facts and circumstances that existed as of September 30, 2025, we continued to be an emerging growth company for our quarterly report for the period ended September 30, 2025. However, due to the fifth anniversary of the closing date of the TPG Pace’s initial public offering occurring in 2025, we will no longer be an emerging growth company starting with our Annual Report on Form 10-K for the year ended December 31, 2025, and as a result, will no longer be able to take advantage of the exemptions listed above.
SMALLER REPORTING COMPANY STATUS
We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. An entity is a “smaller reporting company” based upon the following criteria: (i) the market value of our shares of common stock held by non-affiliates is less than $250,000 thousand as of the prior June 30, or (ii) our annual revenues are less than $100,000 thousand during the prior fiscal year and the market value of our shares of common stock held by non-affiliates is less than $700,000 thousand as of the prior June 30. Based upon the facts and circumstances that existed as of June 30, 2025, we will remain a smaller reporting company for our Annual Report on Form 10-K for the year ended December 31, 2025 (and interim periods therein) and for our quarterly reports in the 2026 interim periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk, foreign currency exchange rates, and interest rates are immaterial.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on that evaluation, the Company’s CEO and CFO concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this report, which is incorporated herein by reference.
For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1,000 thousand or more. Applying this threshold, there are no such environmental proceedings to disclose as of and for the three months ended September 30, 2025.
ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the risk factors set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K as of and for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the SEC on February 27, 2025. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2024 Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.
Risk Related to Our Indebtedness
Our operating activities may be restricted as a result of covenants related to our Term Loan, which we may be required to repay in an event of default, which could have a materially adverse effect on our business.
On November 3, 2025, we entered into the Loan Agreement with Hercules and the lenders party thereto, pursuant to which the lenders made available up to two tranches of term loans in an aggregate principal amount of up to $50,000 thousand. Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property including intellectual property, to pay certain dividends or other distributions on capital stock, to redeem capital stock and to maintain liquidity of a specified amount. Our business may be adversely affected by these restrictions on our ability to operate our business. The Term

Loan will be guaranteed by certain of our subsidiaries and secured by a lien on substantially all of our and the guarantors' assets.
Additionally, we may be required to repay the outstanding indebtedness under the Term Loan if an event of default occurs under the Loan Agreement. As a result of the occurrence of an event of default, Hercules could accelerate all of the obligations under the Loan Agreement or foreclose on the collateral securing the loan. In the event of an acceleration of amounts due under the Term Loan, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our operating plans. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.
Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.
The Term Loan with Hercules provides up to $50,000 thousand of debt financing and has interest-only payments for an initial period of 36 months, which may be extended by an additional 12 months upon achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement. Thereafter, we are obligated to make payments that will include installments of principal and interest through the Maturity Date.
This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including the fact that:
•we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts, and other general corporate activities; and
•our failure to comply with the restrictive covenants in the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, the adoption or termination of contracts, instructions, or written plans for the purchase or sale of our securities by a director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, each of which is intended to satisfy the affirmative defense conditions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate Number of Securities to be Sold
Jason Pello	Chief Financial Officer	Adoption	9/10/2025	3/31/2026	150,000
No other director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended September 30, 2025.

ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

3.2	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

†10.1	Executive Services Agreement, dated as of July 29, 2025, by and between John Paszterko and Nerdy Inc, Nerdy LLC, and Live Learning Shared Resources LLC.

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2025.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2025.

* 32.1	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2025.

101
Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2025 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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

Nerdy Inc.

Date: November 6, 2025	By:	/s/ Jason Pello
Name: Jason Pello
Title: Chief Financial Officer