Form 10-K
period 2025-12-31
Nerdy Inc.
filed 2026-02-26
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No ☒
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $98,721,871.
Indicate the numbers of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class A common stock, par value $0.0001 per share - 124,219,824 shares of common stock as of February 12, 2026
Class B common stock, par value $0.0001 per share - 64,376,961 shares of common stock as of February 12, 2026

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this report.

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
•risks associated with managing our growth; and
•other risks and uncertainties included under “Risk Factors” in Part I, Item 1A of this report.
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
•We expect to continue to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, the success of our business model may be compromised;
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
Risks Related to Our Indebtedness
•Our operating activities may be restricted as a result of covenants related to our Term Loan, which we may be required to repay in the event of default, which could have a materially adverse effect on our business; and
•Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.
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
Business Overview
We operate a next-generation live tutoring and intervention platform that leverages the power of human expertise with advanced artificial intelligence (“AI”) to personalize learning, accelerate student achievement, and empower educators. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including AI, to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including one-on-one instruction, small group tutoring, large format classes, chat, essay review, adaptive assessments, and self-study tools. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Our solutions are available to Learners either directly through Learning Memberships (“Consumers”) and through education systems (“Institutions”). Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our offerings also include Varsity Tutors for Schools, a product suite that leverages our next-generation live tutoring and intervention platform capabilities to offer high-dosage tutoring and our online learning solutions to Institutions. We have built a diversified business across multiple audiences, including: K-8, High School, College, Graduate School, and Professional.
Our Two-Sided Network
Nerdy connects Learners of all ages with the Experts they need to advance and develop in-demand skills, pass critical exams and certifications, excel academically, and live up to their potential. Nerdy allows people to learn online in thousands of subjects, when they want, from the convenience of home, school, and any other location at the click of a button.
Learners
We serve a diverse population of audiences across the entire learning life cycle from pre-kindergarten (“pre-k”) all the way through professional. Learners use our platform for a broad set of purposes:
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
•Quality Experience: Learners choose our platform because of the superior learning experience we provide and the intuitive and purpose-built technology we offer to interact with the Experts. Our AI-powered Learner-Expert matching engine intelligently matches Learners with Experts who best fit their specific needs in order to deliver effective live learning. Additionally, Learners benefit from our modern, AI-enabled technology and learning tools, including adaptive testing capabilities, that support a collaborative interaction and optimize the learning experience.
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
•Purpose-Built Technology: Our platform empowers Experts with interactive technology features such as two-way video, collaborative work-spaces, recording and replay capabilities, and adaptive diagnostic testing, as well as integrated, AI-enabled personalization features to make delivering online instruction easy.
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
•Secular Digitization of Learning and the Impact of AI: We believe the learning industry is undergoing a rapid digital transformation. Technology, including AI, has lowered the barriers for individuals to access learning opportunities and connect with Experts on a global scale and is removing the inefficiencies of in-person interactions, increasing affordability, extending geographic access, and providing flexibility and convenience through on-demand online models. We leverage both internally developed and externally licensed capabilities related to AI and machine learning, which allows large data sets to be leveraged and understood in a way that can generate substantial insights that drive the personalization of the learning experience. We believe increased AI-enabled connectivity between Learners, Experts, and other key stakeholders is substantially improving the user experience and enabling personalized learning at scale.
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
Our Solution - A Comprehensive Online Learning Destination
We built Nerdy and our flagship business, Varsity Tutors, to be a leading, multi-format, online learning destination. Our platform-oriented approach to growth allows us to leverage the shared capabilities we have developed - that serve as building blocks that can be modified for different markets and audiences - and allows us to efficiently enter new markets and modify our product offerings to the unique aspects of each group of Learners. In doing so, we’re able to build solutions that leverage the latest AI-enabled technologies, improve quality, decrease cost, improve convenience, and meet the needs of Learners by enabling access to high quality live learning, and other powerful learning resources.
Our Next-Generation Live Tutoring and Intervention Platform
We believe AI is allowing us to rapidly develop transformative experiences involving the real-time generation of educational content with near zero marginal costs and improving our ability to deliver live human interaction and personalized learning at scale. With the use of generative AI for content creation, we have been able to rapidly expand the content depth of our learning resources in our most in-demand subjects. Led by our founder and CEO, we recently rethought every aspect of how we build products and software. We’ve rebuilt key aspects of our core infrastructure from scratch using AI-assisted software development, preserving essential business logic and data while migrating to modern, decoupled systems. We now have nearly 100% of our traffic on new codebases written with AI, and in the near future, we anticipate our back-end legacy systems will be fully decoupled, allowing us to integrate AI more deeply across the platform and launch new interactive, context-aware experiences in a fraction of the time and with a fraction of the effort.
This reinvention has delivered tangible results to date. Our Live Learning Platform 2.0 combines the limitless powers of AI with expert human instruction to efficiently drive results. It is a leap forward that modernizes the learning experience, and it features a collaborative workspace with 2-way video, subject-specific tools, file uploads, and more. We also rolled out brand new student and tutor experiences, with launches of entirely new and unified experiences that bring all products together into a cohesive interface. Our integrated Practice Hub and 250+ subjects’ worth of content and tools are now integrated into both the Learner experience and our Live Learning Platform 2.0. This enables content and AI tools to enhance the entire customer journey and fully leverage the personalization and enhancements that AI makes possible. Other AI-driven wins included better site conversion on our new homepage and a significant drop in tutor replacement rate via new AI vetting of tutors with interactive conversational AI interviews that have automated our tutor applicant review, boosting new-tutor quality and the quality of matches which we believe will lead to meaningful retention improvements.
Looking ahead, we will continue to invest in improving our capabilities and technology architecture, as well as in developing new solutions that can be leveraged across new markets and audiences. Importantly, the investments we make to support a learning solution for one audience can be scaled to apply to new audiences, resulting in returns that are multiples of our initial investment.
Learning Memberships
Learning Memberships are an ‘all access’, subscription offering that aims to support Learners across academic calendar years, subjects, and learning formats. Learning Memberships include access to one-on-one instruction, live and recorded classes, self-study tools, college & career readiness resources, and adaptive assessments. Learning Memberships are for Learners of all ages, ranging from pre-k to college and professional Learners, and can be used in any subject, at any time. Memberships are helping transform our relationship with customers into one that is recurring in nature and spans subjects and learning formats. The model encourages ongoing consistent learning over longer periods of time, which we believe can lead to significant improvements in customer engagement and lifetime value.
We continue to focus on enhancing the Learning Membership experience by modernizing and unifying the new student user experience across the entire platform, streamlining the onboarding experience to drive higher levels of engagement earlier in the customer learning journey, making it easier for customers to manage their tutoring relationships, and improving discoverability of the breadth of our learning tools. From many years of experience, we believe that when customers engage more deeply with our products, including across multiple learning formats, multiple subjects, or multiple students per household, it is highly predictive of stronger long-term retention and higher lifetime value of those customers. Upgrades to the digital experience for Learners are in service of that ultimate outcome and are aimed at increasing engagement across each of those vectors.
Live+AI™
Our Live+AI™ Platform offers a customizable set of solutions allowing learning to be ‘always on’ and available for Learners. By offering a comprehensive suite of learning solutions, Institutions can add services and product offerings over time as needs evolve, allowing Nerdy to be a long-term partner to Institutions as they seek recurring and durable relationships.
Our Live+AI™ offering leverages the technology infrastructure and product capabilities originally developed for our Consumer business, providing a single, unified platform that allows Institutions to roster entire student bases and deploy solutions for different segments of students.
We have built access and subscription-based products for our Institutional business that are oriented toward providing district-wide solutions that can be deployed across entire student and teacher populations, significantly widening the impact we can have with our school district partners.
As part of our partnerships with Institutions, we provide access to the Varsity Tutors for Schools platform. Our comprehensive, unified platform access includes 24/7 chat-based tutoring, essay review & coaching, live academic and enrichment classes, SAT and ACT test prep classes, self-study tools, and adaptive assessments. Student engagement with our platform has demonstrated the relevance of our offering and the growing need for student support beyond the traditional classroom. The breadth of the resources included in the platform allows us to serve a much broader set of needs for our Institutional partners and greatly expands the number of students we can impact within school districts.
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
Direct-to-Consumer Audience
Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats. We are focused on driving consumer awareness, further penetrating our core audiences, and continuing to improve the product and customer experience in order to further expand our appeal among our direct-to-consumer audience. As shown through our development of Learning Memberships, we are constantly exploring new methods of learning that will allow us to broaden our appeal to more Learners. We continue to evolve our services and products toward ‘always on’ recurring relationships with Learners that better serve our multiple direct-to-consumer audiences.
Institutional Audience
With recent advancements in technology, transforming the way people learn has never been more possible. We believe school administrators and educators are rethinking how they can deliver the best outcomes for students, looking for new solutions beyond the traditional approach, which historically solved learning demands primarily with internal and in-person resources. Educators and students now have the opportunity to embrace not only the wealth of digital content options available, but also the increasingly flexible and personalized learning experiences that drive student outcomes. Our high-dosage tutoring and Live+AI™ offerings leverage the technology infrastructure and product capabilities originally developed for our Consumer business, providing a single, unified platform that allows Institutions to roster entire student bases and deploy solutions for different segments of students. The offerings can be deployed across large populations in a scalable manner to meet the needs of specific populations. With the strategic investments we are making to adapt our platform for Institutions and school districts, we believe we are well-positioned to be the learning solution of choice. Our unique and scalable platform leverages millions of data points to deliver live, personalized learning, offering administrators and school officials a critical solution as they lead the next generation of Learners.
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
While we believe we are one of the few companies that offers a comprehensive destination for live learning online, we do compete with other direct-to-consumer and institutional solutions, including those that are developing their own AI products and technologies, as well as other companies whose broad AI offerings may nonetheless significantly impact education and learning. Consumers have a variety of choices in terms of competitive options, and some of these competitors are well capitalized. We believe that consumer awareness is one of the primary barriers to the adoption of our online solution. While we have scaled to millions of users with access to our platform, many Learners and Institutions in the U.S. are not aware of the online solutions we offer. We will continue to drive consumer awareness of the value and availability of our platform.
The offline market for live learning is large and fragmented. We compete for time and attention with many small and local businesses, small proprietorships, and larger national companies, including franchises. While we believe our online technology-driven solution offers significant benefits when compared to these offline options, we compete with them to attract Learners, Institutions, and Experts to our platform.

Human Capital
We are a remote-first company, which means that working remotely is the primary option for most of our employees. Much like online learning affords Learners the ability to find the best Experts for their needs irrespective of location, we believe a remote-first orientation enables us to access a significantly larger talent pool from which to hire, which can serve as a long-term competitive advantage. As of February 12, 2026, we had approximately five hundred full and part-time employees, none of whom are covered under a collective bargaining agreement. Additionally, we have agreements with approximately two hundred globally-sourced, independent contractors, who are primarily used in customer support, tutor operations, and engineering roles.
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
Information about our Executive Officers
The section below provides information regarding our executive officers as of February 12, 2026:
Charles Cohn, age 40, is our Founder, Chairman, President, and Chief Executive Officer. Mr. Cohn founded the Company in 2007. Mr. Cohn previously worked in investment banking at Wells Fargo Securities and venture capital at Ascension Ventures, which he then left to focus on growing Nerdy full-time at the end of 2011. He serves on the national council board of the entrepreneurship program at Washington University in St. Louis. Mr. Cohn has a BSBA in Finance and Entrepreneurship from Washington University in St. Louis.
John Paszterko, age 43, has served as our Chief Operating Officer since August 2025, leading Consumer Sales, Marketplace Operations, Member Services, and our Product and Engineering organizations. Mr. Paszterko was most recently Director, Amazon Customer Excellence Systems (ACES), North American Fulfillment, for Amazon.com, Inc. Mr. Paszterko joined Amazon in 2016, and worked in a variety of positions of increasing responsibility before being named Director, Outbound and Workflow Systems, ACES, in March 2022 and then to his most recent position in January 2024. Prior to his time at Amazon, Mr. Paszterko served in the U.S. Army for 10 years. Mr. Paszterko holds a Masters of Science in Global Business and Finance from Georgetown University, and is a graduate of the United States Military Academy at West Point.

Jason Pello, age 46, has served as our Chief Financial Officer since October 2020. Mr. Pello is responsible for the Company’s financial operations, including leading all aspects of the financial planning and analysis, accounting, treasury management, investor relations, and tax functions. Previously, Mr. Pello served as our Vice President, Finance, and Accounting from September 2019 until October 2020. Mr. Pello started his career at PricewaterhouseCoopers and holds Bachelor’s and Master’s degree in Accounting from the University of Missouri-Columbia. He is a registered CPA in Missouri (inactive).
Chris Swenson, age 54, has served as our Chief Legal Officer and Corporate Secretary since August 2019, having started Nerdy’s legal department in May 2015 as its Vice President and General Counsel. Prior to joining Nerdy, Mr. Swenson was a partner at the national law firm of Polsinelli PC, and began serving as Nerdy’s outside counsel in 2008, shortly after it was founded. Mr. Swenson received a BSBA with distinction and a BA from Washington University in St. Louis, as well as his law degree from the University of Missouri-Kansas City.
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
Our offerings continue to evolve (for example, we recently rebuilt certain components and functions of our platform and products on new, AI-native codebases), and we may not achieve our expected financial and operating results in the future. Further, we cannot assure you that our newer products and services, or any other products and services we may introduce or acquire, will be integrated effectively into our business, achieve or sustain profitability, or achieve market acceptance at levels sufficient to justify our investment.
Our ability to fully integrate these new products and services into our platform or achieve satisfactory financial results from them is unproven. The market for our services, including newly built products and services, is rapidly evolving and it is difficult for us to predict our operating results, particularly with respect to our most recent offerings. If the markets for a direct-to-consumer or an institutional, online learning platform do not develop as we expect or if we fail to address the needs of these markets, our business may be harmed. Some of our offerings have only been meaningfully integrated into our broader platform recently and thus have a limited operating history.
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
We have experienced significant net losses and generated negative operating cash flows since our formation in October 2007, and we may continue to experience net losses and generate negative operating cash flows in the future. Our net losses for the years ended December 31, 2025, 2024, and 2023 were $60,948 thousand, $67,142 thousand, and $67,669 thousand, respectively. Our negative operating cash flows for the years ended December 31, 2025, 2024, and 2023 were $18,846 thousand, $15,603 thousand, and $7,560 thousand, respectively.
We expect to continue to make investments in the building and expansion of our business and platform and anticipate that our cost of revenue and operating expenses may increase. Additionally, as a public company, we incur significant legal, accounting, and other expenses. We may not succeed in increasing our revenue sufficiently to offset any higher expenses, and our efforts to grow the business may prove more expensive than we currently anticipate. We may incur losses in the future for a number of reasons, including for the reasons set forth as other risks described herein. We may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors as we pursue our business plan and our business model continues to evolve. While our revenue has the potential to grow in future periods, this growth may not be achieved or sustainable and we cannot assure you that we will be able to achieve profitability.
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
In 2025, we had approximately 16 thousand Active Experts with independent contractor agreements. We define an Active Expert as having instructed one or more sessions in a given period. We engage all of our Experts as independent contractors, and therefore, any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and our ability to attract and retain Experts and employees. We may also choose to cease contracting with Experts who are located in jurisdictions where we may be prohibited or otherwise restricted from engaging Experts as independent contractors, which may adversely affect our business.
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
We may be exposed to claims and losses, including class action lawsuits, brought by or on behalf of our Learners, Institutions, or Experts, which could have a material adverse effect on our business. We have written contracts with Learners, Institutions, and Experts that establish the terms and conditions of the relationships memorialized therein. Learners, Institutions, and Experts could seek to challenge those terms and conditions, including but not limited to: network access, usage by minors, recorded sessions, taxes, integration with other policies, confidentiality, content, restrictions, arbitration, disclaimer of warranties, limitation of liability, indemnification, third-party beneficiaries, non-solicitation provisions, non-disclosure provisions, non-exclusivity, non-disparagement, governing law/choice of law, jurisdiction, venue, notice requirements, affiliate marketing, other platform activities, contract termination (including early contract termination), authority, installment payments, subscriptions, refunds, minimum billing, redemptions, guarantees, compensation (and adjustments/additions thereto), independent contractor status, insurance, intellectual property rights, and economics of the relationships (noting that some of these items apply solely to Learners, some apply solely to Institutions, some apply solely to Experts, and some apply to two or more).
We may incur fines and other losses or negative publicity with respect to these problems. Additionally, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations may be proposed or adopted that may increase our potential exposure to employment-related claims and litigation by the Experts on our platform. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.
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
The process of identifying new products and services (for example, we recently rebuilt certain components and functions of our platform and products on new, AI-native codebases) that will be a good fit for our platform is complex and time-consuming. Because of the initial reluctance on the part of some Learners or Institutions to embrace a new method of delivering their learning experience, the process to attract and engage a new Learner or Institution can be lengthy. We invest significant resources in these new offerings and there is no guarantee that we will recoup these costs. We will be providing access to our platform at no cost for several years for some Institutional customers, and we may not recoup this investment through increased contracts with Institutional customers. As a result, we may ultimately be unable to recover the full investment that we make in a new offering or achieve our expected level of profitability for the offering.
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
Our continued growth and profitability depends on our ability to successfully scale up our existing and newly launched offerings. As we continue growing our business, we may require new employees. If we cannot adequately recruit, train, or retain these new employees, we may not be successful in acquiring potential Learners or Institutions for our offerings, which would adversely impact our ability to generate revenue. Additionally, the Learners or Institutions in our offerings could lose confidence in the knowledge and capability of the Experts on the platform. If we cannot quickly and efficiently scale up our technology to handle growing purchases and utilization and new offerings, the Learners’ or Institutions’ experiences with our platform may suffer, which could damage our reputation among Experts, Learners, and Institutions.

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
We expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, the success of our business model may be compromised.
In recent years, we experienced growth in a relatively short period of time. Our growth has placed, and may continue to place, a significant strain on our administrative and operational infrastructure and other resources. Our ability to manage our operations and growth may require us to continue to expand our marketing and sales personnel, technology team, finance, accounting, legal, and administration teams, as well as our infrastructure. We may be required to refine our operational, financial, and management controls and reporting systems and procedures. If we fail to efficiently manage this expansion of our business, our costs and expenses may increase more than we plan and we may not successfully expand our customer base, enhance our platform and technology-enabled services, develop new offerings with new and existing customers, attract a sufficient number of new customers in a cost-effective manner, attract a sufficient number of qualified Experts in a cost-effective manner, satisfy the requirements of our existing customers, respond to competitive challenges, or otherwise execute our business plan. Although our business experienced significant growth in the recent past, we cannot provide any assurance that our revenue will grow at the same rate in the future.
Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to:

•effectively recruit, onboard, motivate, and retain new employees, while retaining existing employees, maintaining the most important aspects of our corporate culture, and effectively executing our business plan;
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
Our current and potential competitors may develop and market new technologies, including as a result of new or better use of evolving AI technologies, whether through greater investment in AI development, access to higher quality training datasets, or more advanced AI models, that render our existing or future products less competitive.
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
We believe that our existing cash balances and current borrowing capacity under our term loan will be sufficient to meet our minimum anticipated cash requirements for at least the next twelve months. We may, however, require additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings, or enhance our platform. If we require additional capital, it may not be available on favorable terms or may not be available at all. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.
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
Many jurisdictions have or are considering enacting privacy or data protection laws or regulations relating to the collection, use, storage, transfer, disclosure, and/or other processing of personal data. Such laws and regulations may include data residency or data localization requirements (which generally require that certain types of data collected within a certain country be stored and processed within that country), data export restrictions or international transfer laws (which prohibit or impose conditions upon the transfer of such data from one country to another), requirements that companies implement privacy or data protection and security policies or requirements that companies grant individuals certain rights, such as the right to access, correct, and delete personal data stored or maintained by such companies, be informed of security breaches that affect their personal data, or provide consent to use their personal data for other purposes. While we have implemented various measures intended to enable us to comply with applicable privacy or data protection laws, regulations, and contractual obligations, these measures may not always be effective and do not guarantee compliance. Moreover, in the event that personal data is unlawfully accessed or acquired, the majority of states and many jurisdictions have laws that require institutions to investigate and immediately disclose the data breach to impacted individuals, usually in writing. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial monetary fines or private claims by affected parties and our reputation would likely be harmed. Privacy or data protection laws and regulations also may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another; and may conflict with one another, other requirements, or legal obligations, or our practices. Further, the existence and need to comply in certain markets could impact our ability to make our platform available in those markets (without taking additional compliance steps). Cultural norms around privacy or data protection also vary from country to country and can drive a need to localize or customize certain features of our platform in order to address varied privacy or data protection concerns, which can add cost and time to our development of new features and platform enhancements.
We depend on third-party vendors, tools, and platforms for services including but not limited to hosting, discovery, advertising, delivering content, and more.
We depend on major vendors for services including but not limited to hosting, discovery, advertising, delivering content, and more. In addition to proprietary technologies, we also rely on third-party tools and platforms for delivering certain products and services. These tools include third-party AI technologies. These vendors and other third parties could change their rules, cost structure, marketing programs, and/or algorithms from time to time and any such changes or any loss of access or rights to use certain technologies could adversely impact our ability to generate revenue or deliver paid products and services.
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
Some open source software may include generative AI software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools, has not been fully interpreted by U.S. courts or been fully addressed by U.S. federal or state or by international regulations.
In addition, use of certain open source software (including open source software that relies on or incorporates generative AI) can lead to greater risks than use of third-party commercial software, as the original developers of open source code generally do not provide warranties (with respect to, for example, non-infringement or functionality) or indemnities or other contractual protections. Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. Further, our use of any AI tools that use or incorporate any open source software may heighten any of the foregoing risks. Any of these risks could be difficult to eliminate or manage.
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
On November 3, 2025, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules and the lenders party thereto, pursuant to which the lenders made available up to two tranches of term loans in an aggregate principal amount of up to $50,000 thousand (the “Term Loan”). Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property including intellectual property, to pay certain dividends or other distributions on capital stock, to redeem capital stock and to maintain liquidity of a specified amount. Our business may be adversely affected by these restrictions on our ability to operate our business. The Term Loan is guaranteed by certain of our subsidiaries and secured by a lien on substantially all of our and the guarantors' assets.
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
The Term Loan with Hercules provides up to $50,000 thousand of debt financing and has interest-only payments for an initial period of 36 months (which may be extended by an additional 12 months upon achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement). Thereafter, we are obligated to make payments that will include installments of principal and interest through the Maturity Date.
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
We use machine learning and AI throughout our business. As the regulatory framework for machine learning technology and AI evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for machine learning technology, AI and automated decision making is evolving. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our platform and the way in which we use AI and machine learning technology. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. Several jurisdictions have enacted or are considering measures related to the use of AI and machine learning in products and services. Any such regulations could require us to change our business practices for compliance, or else be subject to regulatory action and/or fines.
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
Concentration of ownership among members of our senior management, our existing directors, and principal stockholders may prevent new investors from influencing significant corporate decisions. As a result, members of our senior management, our existing directors, and principal stockholders, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. For example, Charles Cohn, our Founder, Chairman, President, and Chief Executive Officer, beneficially owns a significant portion of our Common Stock. Together with his spouse, he beneficially owns approximately 48.7% of our outstanding Class A Common Stock, assuming conversion of their Class B common stock and all other shares of Class B common stock. So long as Mr. Cohn beneficially owns certain specified percentages of our Class A Common Stock, Mr. Cohn will have rights to nominate up to three directors to our Board of Directors, and will also have consent rights with respect to other parties’ nominees.
Moreover, some of these persons or entities may have interests different than yours. For example, because many of these stockholders have held their shares for a long period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
Due to the significant and rapid advances in AI, we may incur write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition and results of operations.
Due to the significant and rapid advances in AI, including AI coding capabilities, the pace of innovation and technical change has increased substantially. In 2025, we recorded a charge for the abandonment of a substantial portion of our historically capitalized internal-use software as we made the strategic decision to rebuild our platform and products on new, AI-native codebases, preserving essential business logic and data while migrating to modern, decoupled systems. In the future, we may convert additional parts of our technology stack to entirely new codebases written with AI, which upon completion will require us to incur additional write-downs or asset write-offs, restructure our operations, or incur impairment or other charges that could result in our recognizing losses.
If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Because we are no longer an emerging growth company, our independent registered public accounting firm is required each year to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 . Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating.
When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of the Class A Common Stock could be materially adversely affected.
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
We are a holding company and have no material assets other than our ownership interest in Nerdy LLC. We have no independent means of generating revenue or cash flow. To the extent the funds of Nerdy LLC are legally available for distribution, and subject to any restrictions contained in any credit agreement (including the Loan Agreement) to which Nerdy LLC or its subsidiaries is bound, we intend to cause Nerdy LLC (i) to make generally pro rata distributions to its unitholders, including Nerdy Inc., in an amount generally intended to allow the Nerdy LLC unit holders to satisfy their respective income tax liabilities with respect to their allocable share of the income or loss of Nerdy LLC, based on certain assumptions and conventions, and (ii) to reimburse Nerdy Inc. for its corporate and other overhead expenses. In the future, we may be limited, however, in our ability to cause Nerdy LLC and its subsidiaries to make these and other distributions to us due to restrictions contained in any credit agreement to which Nerdy LLC or any of its subsidiaries is bound. To the extent that we need funds and Nerdy LLC or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements or are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected.
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
If we fail to satisfy the continued listing requirements of the New York Stock Exchange (“NYSE”), such as the corporate governance requirements or the minimum closing price requirement, NYSE may take steps to delist our Class A Common Stock. Such a delisting would likely have a negative effect on the trading price of our Class A Common Stock and could impair our stockholders’ ability to sell or purchase our Class A Common Stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Class A Common Stock to become listed again, stabilize the market price or improve the liquidity of our Class A Common Stock, or prevent future non-compliance with the listing requirements of NYSE.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C. CYBERSECURITY.
Our Board of Directors, recognizing the importance of maintaining the trust and confidence of our Learners, Experts, Institutional customers, clients, business partners, employees, and contractors, has delegated oversight of our cybersecurity risk management to the Audit Committee. Our cybersecurity policies, standards, processes, and practices have been established as part of our risk management program and are based on recognized frameworks, including as adopted by the National Institute of Standards and Technology (the “NIST”). In general, we seek to address cybersecurity risks through a cross-functional approach focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Our cybersecurity program focuses on these key areas:
•Governance: The Audit Committee has oversight of cybersecurity risk management and regularly interacts with our Vice President, Engineering and Security and other members of management.
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
The Audit Committee receives regular presentations and reports on cybersecurity risks. Those presentations and reports have covered or will cover topics such as recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, and technological and peer company trends. The Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Audit Committee discusses the Company’s approach to cybersecurity risk management with the members of the management team, including the Vice President, Engineering and Security.
Our Vice President, Engineering and Security in coordination with our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), and Chief Legal Officer (“CLO”), among others, work collaboratively across functions to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communication, we monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.
The Vice President, Engineering and Security has served in various roles in information technology for over 25 years. Our CEO, COO, CFO and CLO each hold degrees in their respective fields, and each have experience managing risks, including risks arising from cybersecurity threats.
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
ITEM 2. PROPERTIES.
Our corporate headquarters is located at 8001 Forsyth Blvd., Suite 1050, St. Louis, Missouri 63105 with a lease term that expires in April 2031, with two extension options. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space due to the expiration of our current lease or the expansion of our operations, as necessary, and if needed. For information regarding our leases, refer to Note 13 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
ITEM 3. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to “Commitments and Contingencies” in Note 15 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report, which is incorporated herein by reference.
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
On February 12, 2026, there were approximately 37 stockholders and 20 stockholders of our Class A Common Stock and Class B Common Stock, respectively. The actual number of Class A Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We did not pay any cash dividends on our Class A Common Stock during the year ended December 31, 2025, nor do we have plans to pay cash dividends on our common stock in the foreseeable future.
The information required under this Item 5 concerning equity compensation plan information is set out under Part III, Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) the Securities Exchange Act of 1934, during the fourth quarter of 2025.
Performance Graph
We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. The following discussion should be read in conjunction with the financial statements under Part II, Item 8 of this report, “Cautionary Note On Forward-Looking Statements” on page 1 of this report, and “Risk Factors” in Part I, Item 1A of this report. This section of this report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this report, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Nerdy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.
OVERVIEW
We operate a next-generation live tutoring and intervention platform that leverages the power of human expertise with advanced artificial intelligence (“AI”) to personalize learning, accelerate student achievement, and empower educators. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including AI, to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including Learning Memberships, one-on-one instruction, small group tutoring, large format classes, chat, essay review, adaptive assessments, and self-study tools. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Our solutions are available to Learners either directly through Learning Memberships (“Consumers”) and through education systems (“Institutions”). Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our offerings include Varsity Tutors for Schools, a product suite that leverages our next-generation live tutoring and intervention platform capabilities to offer high-dosage tutoring and our online learning solutions to Institutions. We have built a diversified business across the following audiences: K-8, High School, College, Graduate School, and Professional.
Seasonality of our Business
We have experienced in the past, and expect to continue to experience seasonal fluctuations in our revenue and earnings due to Learner and Institutional spending and consumption habits, and the timing of the academic year. Historically, we experience lower than normal revenue during the summer when schools and universities are typically out of session in the United States (the “U.S.”) and when people travel for vacations and holidays. Due to seasonality, comparisons of our historical quarterly results of operations on a sequential basis may not provide meaningful insight into our overall financial performance.
Abandonment of Capitalized Internal-Use Software
In the fourth quarter of 2025, management made a strategic decision to abandon certain components of our previously capitalized internal-use software including our legacy Live Learning Platform, our legacy Learner user experience, our legacy Expert user experience, and our legacy landing pages. These components and functions were rebuilt on entirely new, AI-native codebases, preserving essential business logic and data while migrating to modern, decoupled systems. We believe this modernization of our software platform onto entirely new, AI-native codebases will allow for not only the immediate improvement of the experiences we can offer to Learners, but also allow for more efficient product innovation in the future. In connection with this abandonment, we recorded a write-off of a portion of our previously capitalized internal-use software, which was included in “Cost of revenue” in the Consolidated Statement of Operations for the year ended December 31, 2025. For additional information on the abandonment charge, see Note 8 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
KEY FINANCIAL AND OPERATING METRICS
We monitor the following key operating metrics, among others, to evaluate the performance of our business.
“Active Member(s)” is defined as the number of Learners with an active paid Learning Membership as of the dates presented. Variations in the number of Active Members are due to changes in demand for our solutions, seasonality, testing schedules, and the launch of new membership options. As a result, we believe Active Members is a key indicator of our ability to attract, engage, and retain Learners. Active Members exclude our Institutional business. Our Active Member count as of December 31, 2025 was lower when compared to December 31, 2024 primarily due to operational challenges that we are actively addressing through the appointment of a new Chief Operating Officer in 2025 to drive enhanced operational execution and systematic process improvements. We also rolled out new Learner and Expert platform user experiences in the fourth quarter that we believe will re-accelerate growth.

Active Members in thousands	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Active Members	33.2	34.3	30.6	40.5	37.5	39.7
YoY change	(11)%	(14)%	(14)%	(12)%	(8)%	1%
“Average Revenue per Member per Month” (“ARPM”) is defined as the average Consumer Learning Membership subscription revenue per member per month as of the dates presented. Variations in ARPM are primarily due to changes in the mix of Learning Memberships sold and pricing changes. We believe ARPM is a key indicator of the value we provide to our customers. ARPM excludes our Institutional business. ARPM as of December 31, 2025 was higher when compared to December 31, 2024 due to the mix shift to higher frequency Learning Memberships coupled with price increases for new Consumer customers enacted during the first quarter of 2025. The impact of these changes was further bolstered by higher retention in newer cohorts due primarily to improvements in the user experience and new Expert incentives.

ARPM in ones	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
ARPM	$364	$374	$348	$335	$302	$302
YoY change	21%	24%	24%	14%	(2)%	(13)%
“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. Active Experts also includes our Institutional business, but excludes First Tutors UK. The following table summarizes Active Experts for the periods presented. Our Active Expert count during the year ended December 31, 2025 decreased when compared to the prior year period. This decrease was primarily due to lower Consumer Active Experts as a result of our Expert incentives, which has promoted utilization of the highest quality Experts by encouraging them to work with more Learners and develop deeper relationships that allow for increased revenue-generating opportunities, coupled with lower utilization of tutoring sessions in our Institutional business as a result of lower bookings. We believe our Active Expert count at December 31, 2025 is sufficient to meet our near-term growth objectives.

	Year Ended December 31,		Change
Active Experts in thousands	2025	2024	%
Active Experts	15.8	20.2	(22)%
RESULTS OF OPERATIONS

	Year Ended December 31,
dollars in thousands	2025	%	2024	%
Revenue	$178,988	100%	$190,231	100%
Cost of revenue	75,208	42%	61,837	33%
Gross Profit	103,780	58%	128,394	67%
Sales and marketing expenses	60,123	34%	71,623	37%
General and administrative expenses	105,521	59%	126,879	67%
Operating Loss	(61,864)	(35)%	(70,108)	(37)%
Interest income, net	(1,073)	(1)%	(3,104)	(2)%
Other (income) expense, net	(2)	—%	23	—%
Loss before Income Taxes	(60,789)	(34)%	(67,027)	(35)%
Income tax expense	159	—%	115	—%
Net Loss	(60,948)	(34)%	(67,142)	(35)%
Revenue
Revenue for the year ended December 31, 2025 decreased when compared to the prior year period primarily due to lower Institutional revenue and a specific state-funded program ($7,437 thousand for the year ended December 31, 2024) within Consumer revenue that did not recur in 2025. Also within Consumer Revenue, Learning Membership revenue increased 2% year-over-year. The current year period was positively impacted by higher ARPM in our Consumer business as a result of a mix shift to higher frequency Learning Memberships and price increases for new Consumer customers enacted during the first quarter of 2025, coupled with higher retention in newer cohorts due primarily to improvements in the user experience and investments in Expert pay and incentives.
The following table presents our revenue by category of Learners for the periods presented.

	Year Ended December 31,				Change
dollars in thousands	2025	%	2024	%	$	%
Consumer	$150,736	84%	$154,230	81%	(3,494)	(2)%
Institutional	27,607	15%	35,277	18%	(7,670)	(22)%
Other	645	1%	724	1%	(79)	(11)%
Revenue	$178,988	100%	$190,231	100%	$(11,243)	(6)%
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Year Ended December 31,		Change
dollars in thousands	2025	2024	$	%
Revenue	$178,988	$190,231	$(11,243)	(6)%
Cost of revenue	75,208	61,837	13,371	22%
Gross Profit	$103,780	$128,394	$(24,614)	(19)%
% Margin	58%	67%
Cost of revenue for the year ended December 31, 2025 was impacted by a charge for the abandonment of capitalized internal-use software, net of accumulated amortization, of $7,757 thousand related to our replacement of certain components of our platform with AI-native codebases, as discussed above. Excluding this impact, cost of revenue increased $5,614 thousand due to higher Expert costs of $5,243 thousand, primarily driven by investments in Expert pay and incentives. We believe these investments drive Expert satisfaction and engagement with our platform (and Learners) by allowing certain Experts to receive additional income for each sequential recurring session with the same student. Following the adoption of the new incentives, we continue to see faster time to the first session, more sessions in the first 30 days, lower tutor replacement rates, and higher retention.
Gross margin for the year ended December 31, 2025 was negatively impacted by the previously discussed charge related to the abandonment of capitalized internal-use software. Excluding this impact, gross margin decreased primarily due to investments in Expert pay and incentives. For the third consecutive quarter, gross margin improved sequentially quarter-over-quarter as gross margin, excluding the impact of the abandonment charge, of 67% for the fourth quarter of 2025 increased approximately 380 basis points when compared to the third quarter of 2025. The continued expansion was primarily a result of a mix shift to higher frequency Learning Memberships coupled with price increases for new Consumer customers enacted during the first quarter of 2025 and better optimization of tutoring incentives. We expect gross margin improvement to continue into 2026 as the mix of our Consumer revenue continues to shift into higher frequency and higher priced Learning Memberships, and as we are able to better optimize tutoring incentives.
The following table sets forth our operating expenses for the periods shown:

	Year Ended December 31,		Change
dollars in thousands	2025	2024	$	%
Sales and marketing expenses	$60,123	$71,623	$(11,500)	(16)%
General and administrative expenses	105,521	126,879	(21,358)	(17)%
Total operating expenses	$165,644	$198,502	$(32,858)	(17)%
Sales and Marketing
Sales and marketing expenses for the year ended December 31, 2025 included non-cash stock-based compensation and restructuring costs of $1,321 thousand and $193 thousand, respectively. Sales and marketing expenses for the year ended

December 31, 2024 included non-cash stock-based compensation of $2,345 thousand. Excluding these impacts in both periods, sales and marketing expenses decreased $10,669 thousand, or 15%.
This decrease in sales and marketing expenses was driven by Consumer marketing efficiency gains coupled with the moderation of our investment in the Institutional business given school district funding uncertainties in 2025.
General and Administrative
General and administrative expenses include compensation for certain employees, support services, product and development expenses intended to support continued innovation, and other operating expenses. Product and development costs were $41,338 thousand and $43,928 thousand for the years ended December 31, 2025 and 2024, respectively, a decrease of $2,590 thousand. Product and development costs include compensation for employees on our product, engineering, and design teams who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the year ended December 31, 2025 included non-cash stock-based compensation and restructuring costs of $26,486 thousand and $455 thousand, respectively. General and administrative expenses for the year ended December 31, 2024 included non-cash stock-based compensation of $38,744 thousand. Excluding these impacts in both periods, general and administrative expenses decreased $9,555 thousand, or 11%.
AI-enabled productivity improvements, coupled with new software-driven processes and system implementations, headcount reductions, and other cost reduction efforts, have enabled us to generate operating efficiencies and remove significant costs from the business. Recent advances in our application of AI across our entire tech stack provide us with the opportunity to move faster and drive further levels of productivity and operating leverage, while improving both the customer experience and operational consistency as we scale our business.
Interest Income, net
Interest income was $1,073 thousand for the year ended December 31, 2025, compared to $3,104 thousand for the year ended December 31, 2024. This decrease was driven by lower interest income on our cash balances during the year ended December 31, 2025 and by interest expense related to our outstanding borrowings under our term loan that was originated in November 2025.
Income Tax Expense
Our effective income tax rate was (0.26)% and (0.17)% for the years ended December 31, 2025 and 2024, respectively. Income tax expense recorded during the years ended December 31, 2025 and 2024 represents amounts owed to state authorities.
The following table presents a reconciliation of income tax expense and the effective income tax rate for the period presented, reported under ASC Topic 740 after the adoption of Accounting Standards Update (“ASU”) 2023-09.

	Year Ended December 31, 2025
dollars in thousands	Amount	%
U.S. Federal Statutory Tax Rate (21%)	$(12,766)	21.00%

State income taxes, net of federal tax effect	159	(0.26)%
Changes in valuation allowances	8,217	(13.52)%
Other, net
Income tax benefit attributable to the NCI	4,416	(7.26)%
Other	133	(0.22)%
Income tax expense and effective income tax rate	$159	(0.26)%

The following table presents a reconciliation of income tax expense with amounts computed at the federal statutory tax rate for the period presented, reported under ASC Topic 740 prior to the adoption of ASU 2023-09.

dollars in thousands	Year Ended December 31, 2024
Computed tax (21%)	$(14,076)
Partnership outside basis adjustments	47
Income tax benefit attributable to NCI	6,180
Income tax credit	(630)
Change in valuation allowance charged to expense	11,019
State income tax benefit, net of effect on federal tax	(2,699)
Other, net	274
Income tax expense	$115
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of December 31, 2025 and 2024, we had cash and cash equivalents totaling $47,895 thousand and $52,541 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed primarily through cash on hand and capital contributions. To the extent we continue to generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand or from our Term Loan (as defined below). If cash on hand or from our Term Loan is not sufficient to fund our business, we may also need to implement significant cost-containment measures or explore additional financing alternatives. However, there can be no assurance that additional financing would be available to us on acceptable terms, or at all, or that any cost-containment measures we implement would be sufficient or effective in reducing losses or preserving liquidity.
On November 3, 2025 (the “Closing Date”), we and certain of our subsidiaries entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and the lenders party thereto, pursuant to which the lenders made available up to two tranches of term loans in an aggregate principal amount of $50,000 thousand (the “Term Loan”), subject to certain terms and conditions, with the first tranche of up to $30,000 thousand available for borrowing in multiple draws of at least $2,500 thousand and the second tranche of up to $20,000 thousand available for borrowing in multiple draws of at least $2,500 thousand.
On the Closing Date, we borrowed $20,000 thousand under the Term Loan. These proceeds may be used for working capital and other general corporate purposes as permitted by the Term Loan. The remaining $10,000 thousand under the first tranche of Term Loan is available to be drawn until December 31, 2026. After the first tranche is drawn in full or after December 31, 2026, the second Term Loan tranche may be made available, subject to the approval of the lenders. Our ability to access the maximum borrowing capacity under the Term Loan will require our future TTM Contribution Margin (as defined in the Loan Agreement) to exceed historical levels.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
Our cash requirements under our contractual obligations and commitments consist primarily of:
•Debt, Interest, and Other Debt-Related Obligations. See Note 12 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for information on our debt and the timing of future principal, interest, and other payments related to our Term Loan; and
•Leases. See Note 13 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for information on our lease obligations and the amount and timing of future payments.
Debt Covenants
The Loan Agreement includes customary representations and warranties and covenants associated with our Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), share repurchases, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Such covenants and limitations on indebtedness include (but are not limited to) that the Company must maintain the greater of (i) $15,000 thousand of Qualified

Cash (as defined in the Loan Agreement) or (ii) Qualified Cash that results in Remaining Months Liquidity (as defined in the Loan Agreement) of at least 6 months. Additionally, our outstanding borrowings must not exceed certain multiples of our TTM Contribution Margin (as defined in the Loan Agreement). If at any time, our outstanding borrowings exceed the required multiple of the TTM Contribution Margin, we will be required to immediately repay principal until the outstanding borrowings are less than the applicable multiple. As of December 31, 2025, we were in compliance with these covenants, the Term Loan had outstanding borrowings of $20,000 thousand, and we had an available borrowing capacity of $10,000 thousand.
The following table sets forth our cash flows.

	Year Ended December 31,
dollars in thousands	2025	2024
Cash used in:
Operating activities	$(18,846)	$(15,603)
Investing activities	(5,370)	(6,863)
Financing activities	19,499	—
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(61)	(1)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(4,778)	$(22,467)
Operating Activities
Cash used in operating activities for the year ended December 31, 2025 increased $3,243 thousand when compared to the same period in 2024, primarily due to lower revenue and gross margin, the payment of a legal settlement of $2,000 thousand, and changes in working capital. These impacts were partially offset by lower sales and marketing and general and administrative expenses.
Investing Activities
Cash used in investing activities was $5,370 thousand and $6,863 thousand for the years ended December 31, 2025 and 2024, respectively. Cash used in investing activities related to capital expenditures primarily for the development of internal-use software and information technology (“IT”) equipment.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2025 was $19,499 thousand. We received proceeds of $20,000 thousand from borrowings under our Term Loan. In connection with entering into the Loan Agreement and the borrowings under our Term Loan, we paid $501 thousand of deferred financing fees. We did not have any financing activities during the year ended December 31, 2024.
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
We do not have any incremental costs to obtain or fulfill a contract that requires capitalization. We elected as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.
Learners
Our revenue from contracts with Learners, which are generally short-term in duration (one year or less), is recognized as performance obligations are satisfied. Contracts with Learners are sold through Learning Memberships, whereby Learners pay a fixed monthly rate over the contract term.
Revenue earned through Learning Memberships is recognized from tutoring as performance obligations are satisfied. Given the customer receives benefit from the completion of each session (as Learners are not obligated to meet with the same Expert for a minimum number of sessions), we concluded each tutoring session is a separate performance obligation. Revenue is recognized and deferred revenue is relieved on the date services are delivered to Learners in an amount that reflects the consideration we are contractually entitled to receive in exchange for those services.
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
Revenue is recognized from tutoring as performance obligations are satisfied. Given the Institutions receive benefit from the completion of each session (as Institutions are not obligated to meet with the same Expert for a minimum number of sessions), we concluded each tutoring session is a separate performance obligation. Revenue is recognized, and to the extent cash for the purchase of services by Institutions is collected in advance (at one time or in installments), deferred revenue is relieved on the date services are delivered to the Institutions in an amount that reflects the consideration we are contractually entitled to receive in exchange for those services. For Institutions that do not pay in advance, we typically invoice these Institutions on a monthly basis for each session provided, with amounts recorded to accounts receivable, net of any related allowance for credit losses.
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
Fixed Assets, Net
Expenditures for fixed assets are capitalized and primarily include costs related to software developed or acquired for internal-use and purchases of IT equipment. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation of fixed assets other than capitalized internal-use software is calculated on a straight-line basis over estimated useful lives of one to seven years and is included in “General and administrative expenses.” When fixed assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of operations.
We capitalize certain costs, including stock-based compensation, associated with software developed or obtained for internal-use and website and application development. We capitalize development stage internal and external costs. These costs are capitalized when management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. Once the software is ready for its intended use, it is placed into service and such costs are amortized on a straight-line basis within “Cost of revenue” in the Consolidated Statements of Operations, generally over a four year estimated useful life of the related asset. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades.
We evaluate fixed assets, including capitalized internal-use software, for retirement and abandonment when events or changes in circumstances indicate an asset may no longer be used as intended (for example, technology obsolescence, replacement initiatives, or other decisions to discontinue use). When an asset is permanently abandoned or otherwise disposed of, we cease depreciation, remove the asset’s cost and related accumulated depreciation or amortization from the balance sheet, and record any resulting gain or loss in the statement of operations.
Stock-based Compensation
We recognize the cost of services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards. That cost is recognized straight-line or graded (when applicable) over the period during which the employee is required to provide service in exchange for the award - the requisite service period. Any forfeitures of stock-based compensation are recorded as they occur. The grant date fair value of the restricted stock units was determined based upon the closing price of our Class A Common Stock on the date of grant. The grant date fair value of the stock appreciation rights and stock options was determined using the Black-Scholes Model. The grant date fair value of the Founder’s Award and market-based performance restricted stock units were determined using the Monte Carlo Option Pricing Method.
For additional discussion on stock-based compensation, see Note 16 in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for a discussion regarding recently issued and adopted accounting standards.
SMALLER REPORTING COMPANY STATUS
As of December 31, 2025, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. An entity is a “smaller reporting company” based upon the following criteria: (i) the market value of our shares of common stock held by non-affiliates is less than $250,000 thousand as of the prior June 30, or (ii) our annual revenues are less than $100,000 thousand during the prior fiscal year and the market value of our shares of common stock held by non-affiliates is less than $700,000 thousand as of the prior June 30. We will remain a smaller reporting until our next determination date in 2026.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk and foreign currency exchange rates are immaterial.
Interest Rate Risk
As of December 31, 2025, we had outstanding principal value of indebtedness of $20,000 thousand related to outstanding borrowings under our Term Loan that bore interest at a weighted-average variable rate of 10.75%. As of December 31, 2024, we did not have any outstanding indebtedness. A hypothetical 100 basis point change in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during the years ended December 31, 2025. For additional information regarding the Company’s debt, refer to Note 12 within “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nerdy Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Nerdy Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Consumer and Institutional Revenue
As described in Notes 2 and 5 to the consolidated financial statements, the Company generates revenue by selling tutoring services to students, users, parents, guardians, and purchasers (“Consumers”) and education systems (“Institutions”) that are fulfilled by tutors, instructors, subject matter experts, educators, and other professionals, who deliver instruction on its behalf through its proprietary Live Learning Platform. Contracts with Consumers are sold through Learning Memberships, which represent contracts with Consumers who pay a fixed monthly rate for tutoring sessions. Contracts with Institutions are generally short-term in duration (one year or less) and sold through access-based subscriptions, whereby Institutions pay a fixed rate over the contract term. For both Learning Memberships and Institutional contracts, each tutoring session is a separate performance obligation. Revenue is recognized on the date services are delivered to Consumers or Institutions in an amount that reflects the consideration the Company is contractually entitled to receive in exchange for those services. The Company recognizes revenue for unredeemed payments for services over the period in which the performance obligation is satisfied (unredeemed payments expire each month for Learning Memberships or after a stated usage period for Institutional contracts) with the customer based on historical customer usage patterns. For the year ended December 31, 2025, the Company’s Consumer and Institutional revenue was $150.7 million and $27.6 million, respectively.
The principal consideration for our determination that performing procedures relating to revenue recognition for Consumer and Institutional revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for Consumer and Institutional revenue.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for Consumer and Institutional revenue.
These procedures also included, among others, (i) testing revenue recognized for a sample of Consumer and Institutional revenue transactions by obtaining and inspecting evidence of fulfillment, as well as source documents such as contracts, invoices, and cash receipts; (ii) recalculating the revenue recognized for each sample selected; (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices and subsequent cash receipts; and (iv) testing the issuance of refunds, on a sample basis, by obtaining and inspecting source documents, such as cash payments and customer account details.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 26, 2026
We have served as the Company's auditor since 2016.

NERDY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$178,988	$190,231	$193,399
Cost of revenue	75,208	61,837	56,952
Gross Profit	103,780	128,394	136,447
Sales and marketing expenses	60,123	71,623	68,448
General and administrative expenses	105,521	126,879	125,570
Operating Loss	(61,864)	(70,108)	(57,571)
Unrealized loss on derivatives, net	—	—	13,385
Interest income, net	(1,073)	(3,104)	(3,377)
Other (income) expense, net	(2)	23	(19)
Loss before Income Taxes	(60,789)	(67,027)	(67,560)
Income tax expense	159	115	109
Net Loss	(60,948)	(67,142)	(67,669)
Net loss attributable to noncontrolling interests	(21,028)	(24,557)	(27,495)
Net Loss Attributable to Class A Common Stockholders	$(39,920)	$(42,585)	$(40,174)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.33)	$(0.38)	$(0.41)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	120,830	111,695	97,157
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net Loss	$(60,948)	$(67,142)	$(67,669)
Foreign currency translation adjustments	27	(19)	74
Total Comprehensive Loss	(60,921)	(67,161)	(67,595)
Comprehensive loss attributable to noncontrolling interests	(21,018)	(24,564)	(27,464)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(39,903)	$(42,597)	$(40,131)
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$47,895	$52,541
Accounts receivable, net	5,639	7,335
Other current assets	4,640	4,838
Total Current Assets	58,174	64,714
Fixed assets, net	8,683	17,148
Goodwill	5,717	5,717
Intangible assets, net	1,893	2,430
Other assets	1,699	2,498
Total Assets	$76,166	$92,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,376	$2,555
Deferred revenue	14,481	15,263
Other current liabilities	7,768	10,509
Total Current Liabilities	25,625	28,327
Long-term debt	19,327	—
Other liabilities	2,281	3,067
Total Liabilities	47,233	31,394

Commitments and Contingencies (See Note 15)

Stockholders’ Equity
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 123,561 and 117,699 shares issued and outstanding, respectively	12	12
Class B common stock, par value $0.0001 per share, 150,000 shares authorized, 64,395 and 64,395 shares issued and outstanding, respectively	6	6
Additional paid-in capital	616,741	597,308
Accumulated deficit	(597,786)	(557,866)
Accumulated other comprehensive income	36	19
Total Stockholders’ Equity Excluding Noncontrolling Interests	19,009	39,479
Noncontrolling interests	9,924	21,634
Total Stockholders’ Equity	28,933	61,113
Total Liabilities and Stockholders’ Equity	$76,166	$92,507
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net Loss	$(60,948)	$(67,142)	$(67,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	27,807	41,089	44,269
Depreciation & amortization	7,004	6,956	6,166
Amortization of intangibles	625	614	606
Amortization of deferred financing fees	78	—	—
Abandonment of capitalized internal-use software	7,757	—	—
Unrealized loss on derivatives, net	—	—	13,385
Other	69	—	1,940
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	1,696	8,063	(3,802)
Decrease (increase) in other current assets	66	(78)	972
Decrease in other assets	799	1,889	527
Increase (decrease) in accounts payable	543	(170)	(474)
Decrease in deferred revenue	(1,235)	(5,217)	(5,059)
(Decrease) increase in other current liabilities	(1,993)	(959)	3,287
Decrease in other liabilities	(1,114)	(648)	(1,708)
Net Cash Used In Operating Activities	(18,846)	(15,603)	(7,560)
Cash Flows From Investing Activities
Capital expenditures	(5,370)	(6,863)	(6,887)
Net Cash Used In Investing Activities	(5,370)	(6,863)	(6,887)
Cash Flows From Financing Activities
Proceeds from term loan	20,000	—	—
Payments of deferred financing fees	(501)	—	—
Payments of warrant and earnout transaction costs	—	—	(1,940)
Net Cash Provided By (Used In) Financing Activities	19,499	—	(1,940)
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	(61)	(1)	(20)
Net Decrease in Cash, Cash Equivalents, and Restricted cash	(4,778)	(22,467)	(16,407)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	52,673	75,140	91,547
Cash, Cash Equivalents, and Restricted Cash, End of Year	$47,895	$52,673	$75,140

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal-use software	$934	$1,580	$2,441
Purchase of fixed assets included in accounts payable	35	2	731
Cash paid for income taxes	148	117	93
Cash paid for interest	167	—	—
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Nerdy Inc. Stockholders’
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total

	Shares	Value	Shares	Value
Balance, December 31, 2022	95,296	$9	69,306	$7	$522,031	$(475,107)	$(12)	$34,122	$81,050
Net loss	—	—	—	—	—	(40,174)	—	(27,495)	(67,669)
Stock-based compensation	—	—	—	—	45,963	—	—	747	46,710
Foreign currency translation adjustments	—	—	—	—	—	—	43	31	74
Activity under stock compensation plans	8,388	2	645	—	(2)	—	—	—	—
Conversion of combined interests into Class A common stock	1,193	—	(1,193)	—	485	—	—	(485)	—
Warrant transactions	4,306	—	513	—	14,602	—	—	887	15,489
Earnout transaction	(2,767)	—	(2,015)	—	5,691	—	—	4,261	9,952
Rebalancing of controlling and noncontrolling interests	—	—	—	—	(21,061)	—	—	21,061	—
Balance, December 31, 2023	106,416	$11	67,256	$7	$567,709	$(515,281)	$31	$33,129	$85,606
Net loss	—	—	—	—	—	(42,585)	—	(24,557)	(67,142)
Stock-based compensation	—	—	—	—	42,355	—	—	314	42,669
Foreign currency translation adjustments	—	—	—	—	—	—	(12)	(7)	(19)
Activity under stock compensation plans	8,303	1	119	—	(1)	—	—	—	—
Conversion of combined interests into Class A common stock	2,980	—	(2,980)	(1)	1,160	—	—	(1,160)	(1)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	(13,915)	—	—	13,915	—
Balance, December 31, 2024	117,699	$12	64,395	$6	$597,308	$(557,866)	$19	$21,634	$61,113
Net loss	—	—	—	—	—	(39,920)	—	(21,028)	(60,948)
Stock-based compensation	—	—	—	—	28,741	—	—	—	28,741
Foreign currency translation adjustments	—	—	—	—	—	—	17	10	27
Activity under stock compensation plans	5,862	—	—	—	—	—	—	—	—
Rebalancing of controlling and noncontrolling interests	—	—	—	—	(9,308)	—	—	9,308	—
Balance, December 31, 2025	123,561	$12	64,395	$6	$616,741	$(597,786)	$36	$9,924	$28,933
See accompanying Notes to Consolidated Financial Statements.

NERDY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share information and where indicated otherwise)

NOTE 1 — BACKGROUND
Nerdy Inc. (along with its consolidated subsidiaries, “Nerdy” or “the Company”) operates a next-generation live tutoring and intervention platform that leverages the power of human expertise with advanced artificial intelligence (“AI”) to personalize learning, accelerate student achievement, and empower educators. The Company’s purpose-built proprietary platform leverages technology, including AI, to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Nerdy’s comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including Learning Memberships, one-on-one instruction, small group tutoring, large format classes, chat, essay review, adaptive assessments, and self-study tools. Nerdy’s flagship business, Varsity Tutors LLC (“Varsity Tutors”), is a platform for live online tutoring and classes. Its solutions are available to Learners either directly through Learning Memberships (“Consumers”) and through education systems (“Institutions”). Nerdy’s platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality, live online learning. Nerdy’s offerings include Varsity Tutors for Schools, a product suite that leverages the Company’s next-generation live tutoring and intervention platform capabilities to offer high-dosage tutoring and its online learning solutions to Institutions. Nerdy has built a diversified business across the following audiences: K-8, High school, College, Graduate School, and Professional.
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
Transaction Expenses
In connection with these transactions, the Company incurred expenses of $1,940 the year ended December 31, 2023, which were included in “General and administrative expenses” in the Consolidated Statement of Operations.
Additional Financial Statement Impacts
At the closing of the transactions, the Company reclassified the fair values of the Warrants and Earnouts issued to non-employees to additional paid-in capital and noncontrolling interests within stockholders’ equity from other liabilities, which resulted in a decrease to other liabilities and a corresponding increase to additional paid-in capital and noncontrolling interests on the consolidated balance sheet. For the year ended December 31, 2023, the Company recorded losses related to fair value adjustments of Warrants and Earnouts issued to non-employees of $11,091 and $2,294, respectively, which were included in “Unrealized loss on derivatives, net” in the Consolidated Statement of Operations.
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
Segment Information
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in determining how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Consolidated information is used to monitor budget versus actual results in order to asses the performance of the Company’s one operating segment. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements. Substantially all of the Company’s net assets and operations are located within the U.S. For additional segment information, see Note 17.
Fair Value
The Company holds certain items that are required to be disclosed at fair value (see Note 11). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:
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

The Company does not have any incremental costs to obtain or fulfill a contract that requires capitalization. The Company elected as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less.
Learners
The Company’s revenue from contracts with Learners, which are generally short-term in duration (one year or less), is recognized as performance obligations are satisfied. Contracts with Learners are sold through Learning Memberships, whereby Learners pay a fixed monthly rate over the contract term.
Revenue earned through Learning Memberships is recognized from tutoring as performance obligations are satisfied. Given the customer receives benefit from the completion of each session (as Learners are not obligated to meet with the same Expert for a minimum number of sessions), the Company concluded each tutoring session is a separate performance obligation. Revenue is recognized and deferred revenue is relieved on the date services are delivered to Learners in an amount that reflects the consideration the Company is contractually entitled to receive in exchange for those services.
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
Revenue is recognized from tutoring as performance obligations are satisfied. Given the Institutions receive benefit from the completion of each session (as Institutions are not obligated to meet with the same Expert for a minimum number of sessions), the Company concluded each tutoring session is a separate performance obligation. Revenue is recognized, and to the extent cash for the purchase of services by Institutions is collected in advance (at one time or in installments), deferred revenue is relieved on the date services are delivered to the Institutions in an amount that reflects the consideration the Company is contractually entitled to receive in exchange for those services. For Institutions that do not pay in advance, the Company typically invoices these Institutions on a monthly basis for each session provided, with amounts recorded to accounts receivable, net of any related allowance for credit losses.
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
Cost of Revenue
Cost of revenue includes the cost of Experts, who provide services to Learners on the Company’s behalf, amortization and abandonments of capitalized technology costs, including stock-based compensation, and other costs required to deliver services to Learners and Institutions. Expert costs are recognized as services are provided to Learners.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. The Company’s cash and cash equivalents, which consist of cash at financial Institutions, are stated at cost and approximate fair value. The Company includes amounts in restricted cash required to be set aside by contractual agreement. The amount reported as restricted cash on the Consolidated Balance Sheet within in “Other current assets” was $132 as of December 31, 2024.
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
Prepaid Expenses
Prepaid expenses are stated at historical cost, net of any related amortization, and consist of amounts paid in advance for insurance, advertising, and other operating costs, which are of continuing benefit to the Company. The amounts reported as prepaid expenses on the Consolidated Balance Sheets within “Other current assets” were $4,088 and $3,722 as of December 31, 2025 and 2024, respectively.
Fixed Assets, Net
Expenditures for fixed assets are capitalized and primarily include costs related to software developed or acquired for internal-use and purchases of information technology (“IT”) equipment. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets. Depreciation of fixed assets other than capitalized internal-use software is included in “General and administrative expenses” in the Consolidated Statements of Operations. Estimated useful lives range from one to seven years for furniture and fixtures; the shorter of lease term or seven years for leasehold improvements; one to three years for office equipment; and one to four years for other fixed assets. Repair and maintenance costs are expensed as incurred. Any gains and losses incurred on the sale or disposals of assets are included in “General and administrative expenses” in the Consolidated Statements of Operations.
The Company capitalizes certain costs, including stock-based compensation, associated with software developed or obtained for internal-use and website and application development. The Company capitalizes development stage internal and external costs. These costs are capitalized when management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. Once the software is ready for its intended use, it is placed into service and such costs are amortized on a straight-line basis within “Cost of revenue” in the Consolidated Statements of Operations, generally over a four year estimated useful life of the related asset. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades.
The Company evaluates fixed assets, including capitalized internal-use software, for retirement and abandonment when events or changes in circumstances indicate an asset may no longer be used as intended (for example, technology obsolescence, replacement initiatives, or other decisions to discontinue use). When an asset is permanently abandoned or otherwise disposed of, the Company ceases depreciation, removes the asset’s cost and related accumulated depreciation or amortization from the balance sheet, and records any resulting gain or loss in the statement of operations.
For additional information on fixed assets and internal-use software, see Note 8.
Goodwill
Goodwill recorded by the Company relates to the assets of a previously acquired business. Goodwill represents the excess of the fair value of purchase consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill and intangible assets acquired are recorded at fair market value under the acquisition method of accounting as of the acquisition date. At both December 31, 2025 and 2024, “Goodwill” reported on the Consolidated Balance Sheets was $5,717.
Intangible Assets
Intangible assets consist solely of definite-lived trade names. Intangible assets acquired are recorded at fair market value under the acquisition method of accounting as of the acquisition date. Amortization of the definite-lived intangible assets is provided on a straight-line basis over 10 years and is included in “General and administrative expenses” in the Consolidated Statements of Operations. For additional information on intangible assets, see Note 9.
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
The Company conducts a definite-lived asset impairment assessment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. During the year ended December 31, 2025, the Company recorded a charge related to the abandonment of capitalized internal-use software, which constituted a triggering event. Accordingly, the Company evaluated the related asset group for recoverability as of the fourth quarter of 2025 and concluded that no additional impairment of definite-lived assets was required. For additional information on the abandonment charge, see Note 8. The Company also considered this triggering event in its annual goodwill impairment assessment and performed a qualitative assessment as part of that evaluation. For the years ended December 31, 2024, and 2023, the Company concluded there were no events or changes in circumstances that would indicate an impairment of its definite-lived assets.
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
The Company conducted qualitative goodwill impairment assessments and concluded there were no impairments of goodwill as of December 31, 2025, 2024, and 2023.
These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 11.
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
Stock-based Compensation
The Company recognizes the cost of services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards. That cost is recognized straight-line or graded (when applicable) over the period during which the employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). Any forfeitures of stock-based compensation are recorded as they occur. See Note 16 for disclosures related to stock-based compensation.
Marketing Expenses
Marketing expenses primarily include media costs, including television, radio, podcasts, paid social, paid search, and other paid channels. Marketing expenses also include costs associated with the delivery of the Company’s large format classes, including StarCourse costs, costs related to contracts that only provide platform access to Institutions, and expenditures across new marketing channels to drive brand awareness and reach. Marketing costs are expensed as incurred by the Company within “Sales and marketing expenses” in the Consolidated Statements of Operations. Marketing expenses were $30,948, $39,593, and $43,043 for the years ended December 31, 2025, 2024, and 2023, respectively.

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
The Company’s interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals, or adjudication in the court systems of the tax jurisdictions in which the Company operates. The Company regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. Additionally, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company records interest and penalties related to uncertain income tax positions in income tax expense. For additional information on income taxes, see Note 6.
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
Defined Contribution Plan
The Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $1,116, $1,316, and $1,105 for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Recently Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The Company adopted this ASU prospectively, as permitted by the standard. The Company’s adoption of this ASU resulted in expanded disclosures related to income taxes but did not have a material impact on the Company’s financial statements. For additional information, see Note 6.
NOTE 4 — NONCONTROLLING INTERESTS
As of December 31, 2025, Legacy Nerdy Holders owned 64,395 OpCo Units, equal to a 34.3% of the economic interest in Nerdy LLC, and 64,395 shares of Class B Common Stock. As of December 31, 2024, Legacy Nerdy Holders owned 64,395 OpCo Units, equal to a 35.4% of the economic interest in Nerdy LLC, and 64,395 shares of Class B Common Stock.
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
Nerdy Inc. owned 65.7% and 64.6% of the outstanding OpCo units as of December 31, 2025 and 2024, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders are entitled to or are required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders is rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.

The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC, excluding Earnouts, for the periods presented.

	As Of and For The Year Ended December 31,
	2025	2024	2023
OpCo Units
Nerdy Inc.
Beginning of period	117,699	106,416	90,654
Vesting or exercise of equity awards	5,862	8,303	8,388
Conversion of Combined Interests into Class A Common Stock	—	2,980	1,193
Issuance of OpCo units as a result of the Warrant Transactions	—	—	4,306
Inclusion of OpCo units as a result of the Earnout Transaction	—	—	1,875
End of period	123,561	117,699	106,416
Legacy Nerdy Holders
Beginning of period	64,395	67,256	65,948
Vesting or exercise of equity awards	—	119	645
Conversion of Combined Interests into Class A Common Stock	—	(2,980)	(1,193)
Issuance of OpCo units as a result of the Warrant Transactions	—	—	513
Inclusion of OpCo units as a result of the Earnout Transaction	—	—	1,343
End of period	64,395	64,395	67,256
Total
Beginning of period	182,094	173,672	156,602
Vesting or exercise of equity awards	5,862	8,422	9,033
Issuance of OpCo units as a result of the Warrant Transactions	—	—	4,819
Inclusion of OpCo units as a result of the Earnout Transaction	—	—	3,218
End of period	187,956	182,094	173,672
Ownership Percentage
Nerdy Inc.
Beginning of period	64.6%	61.3%	57.9%
End of period	65.7%	64.6%	61.3%
Legacy Nerdy Holders
Beginning of period	35.4%	38.7%	42.1%
End of period	34.3%	35.4%	38.7%
NOTE 5 — REVENUE
The following table presents the Company’s revenue by category of Learners for the periods presented.

	Year Ended December 31,
	2025	%	2024	%	2023	%
Consumer	$150,736	84%	$154,230	81%	$158,654	82%
Institutional	27,607	15%	35,277	18%	33,815	17%
Other	645	1%	724	1%	930	1%
Revenue	$178,988	100%	$190,231	100%	$193,399	100%

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

	December 31,
	2025	2024
Accounts receivable, net	$5,639	$7,335
Deferred revenue	$14,481	$15,263
“Accounts receivable, net”, is shown net of reserves of $485 and $781 as of December 31, 2025 and 2024, respectively. The Company expects to recognize substantially all of the deferred revenue balance in the next twelve months.
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
The following table presents expense for income taxes for the periods presented.

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State and local	159	115	109
	159	115	109
Deferred:
Federal	—	—	—
State and local	—	—	—
	—	—	—
Income tax expense	$159	$115	$109

Loss before income taxes	$(60,789)	$(67,027)	$(67,560)
Effective income tax rate	(0.26)%	(0.17)%	(0.16)%
Income tax expense recorded during the years ended December 31, 2025, 2024, and 2023 represents amounts owed to state authorities.

The following table presents a reconciliation of income tax expense and the effective income tax rate for the period presented, reported under ASC Topic 740 after the adoption of ASU 2023-09.

	Year Ended December 31, 2025
	Amount	%
U.S. Federal Statutory Tax Rate (21%)	$(12,766)	21.00%

State income taxes, net of federal tax effect (a)	159	(0.26)%
Changes in valuation allowances	8,217	(13.52)%
Other, net
Income tax benefit attributable to the NCI	4,416	(7.26)%
Other	133	(0.22)%
Income tax expense and effective income tax rate	$159	(0.26)%
(a)State taxes in Texas make up the majority of the tax effect in this category.
The following table presents a reconciliation of income tax expense with amounts computed at the federal statutory tax rate for the periods presented, reported under ASC Topic 740 prior to the adoption of ASU 2023-09.

	Year Ended December 31,
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

	December 31, 2025			December 31, 2024
	Assets	Liabilities	Net	Assets	Liabilities	Net
Investment in Nerdy LLC (a)	$76,280	$—	$76,280	$77,424	$—	$77,424
Net operating loss and credit carryforwards	60,612	—	60,612	46,094	—	46,094
Other items	214	—	214	191	—	191
Total gross deferred income taxes	137,106	—	137,106	123,709	—	123,709
Valuation allowance	(137,106)	—	(137,106)	(123,709)	—	(123,709)
Total deferred taxes	$—	$—	$—	$—	$—	$—
(a)The Company’s deferred tax asset for investment in partnership relates to excess tax outside basis over financial reporting outside basis in Nerdy LLC, which is treated as a partnership for U.S. federal income tax purposes.
At December 31, 2025 and 2024, the Company continued to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. The full valuation allowance will remain until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The following table summarizes changes to the Company’s valuation allowance for the periods presented.

	As Of and For The Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$(123,709)	$(107,263)	$(86,774)
Provision charged to expense	(11,155)	(11,019)	(11,907)
Provision charged to additional paid-in capital	(2,242)	(5,427)	(8,582)
Balance, end of year	$(137,106)	$(123,709)	$(107,263)
As of December 31, 2025, the Company had U.S. federal net operating loss (“NOL”) and credit carryforwards totaling $49,436, which have expiration dates ranging from 2035 to extending indefinitely without expiration, as well as state NOL carryforwards totaling $11,175, which have expiration dates ranging from 2029 to extending indefinitely without expiration.
The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. At both December 31, 2025 and 2024, the Company had not recorded any uncertain tax positions, nor any accrued interest or penalties on the Consolidated Balance Sheets. During the years ended December 31, 2025, 2024, and 2023, the Company did not record any interest and penalties in “Income tax expense” in the Consolidated Statements of Operations.
Nerdy Inc.’s U.S. federal, state, and local jurisdiction income tax returns for the tax years ended December 31, 2024, 2023 and 2022 are generally open and subject to examination by the tax authorities in each respective jurisdiction.
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

	Year Ended December 31,
	2025	2024	2023
Net Loss Attributable to Class A Common Stockholders	$(39,920)	$(42,585)	$(40,174)
Less: Undistributed net earnings attributable to participating securities	—	—	—
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(39,920)	$(42,585)	$(40,174)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	120,830	111,695	97,157

Basic and Diluted loss per share of Class A Common Stock	$(0.33)	$(0.38)	$(0.41)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for the periods presented as they were anti-dilutive.

	Year Ended December 31,
	2025	2024	2023
Stock options	2,484	1,919	1,394
Stock appreciation rights	5,648	5,713	5,759
Restricted stock awards	—	—	119
Restricted stock units	7,870	14,893	15,072
Restricted stock units - founder’s award	9,258	9,258	9,258
Market-based performance restricted stock units	1,758	—	—
Combined Interests that can be converted into shares of Class A Common Stock	64,395	64,395	67,256
NOTE 8 — FIXED ASSETS, NET
Fixed assets, net consisted of:

	December 31,
	2025	2024
Capitalized internal-use software	$22,982	$44,172
Office equipment	3,849	3,744
Leasehold improvements	1,977	1,944
Furniture & fixtures	548	548
Other	850	800
	30,206	51,208
Accumulated depreciation	(21,523)	(34,060)
	$8,683	$17,148
At December 31, 2025, the Company recorded a charge for the abandonment of capitalized internal-use software, net of accumulated amortization, of $7,757. This charge for the abandonment of capitalized internal-use software consisted of $27,144 gross book value and $19,387 of accumulated amortization. The charge was the result of a strategic decision made by management in the fourth quarter of 2025 to abandon certain components of our previously capitalized internal-use software including the legacy Live Learning Platform, the legacy Learner user experience, the legacy Expert user experience, and the legacy landing pages. These components and functions were rebuilt on entirely new, AI-native codebases, preserving essential business logic and data while migrating to modern, decoupled systems. This modernization of the software platform onto entirely new, AI-native codebases will allow for not only the immediate improvement of the experiences the Company can offer to Learners, but also allow for more efficient product innovation in the future. This abandonment charge was included in “Cost of revenue” in the Consolidated Statement of Operations for the year ended December 31, 2025.
The following table presents amortization expense related to capitalized internal-use software and depreciation expense recorded by the Company in the Consolidated Statements of Operations for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2025	2024	2023
Amortization expense related to capitalized internal-use software	Cost of revenue	$6,429	$6,058	$5,268
Abandonment of capitalized internal-use software	Cost of revenue	7,757	—	—
Depreciation expense	General and administrative expenses	575	898	898

NOTE 9 — INTANGIBLE ASSETS, NET
The Company’s intangibles assets consist entirely of definite-lived trade names, which have an estimated amortization expense for each of the next three years of $631. The following table presents the carrying amount and accumulated amortization related those trade names reported on the Consolidated Balance Sheets for the periods presented.

	December 31,
	2025	2024
Carrying amount	$6,310	$6,075
Accumulated amortization	(4,417)	(3,645)
	$1,893	$2,430
The following table presents amortization expense related to intangible assets recorded by the Company in the Consolidated Statements of Operations for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2025	2024	2023
Amortization expense related to intangible assets	General and administrative expenses	$625	$614	$606
NOTE 10 — OTHER CURRENT LIABILITIES

	December 31,
	2025	2024
Accrued compensation	3,580	2,782
Accrued legal settlements	—	2,000
Operating lease liabilities	334	928
Accrued taxes	593	874
Accrued insurance	647	706
Accrued credit card	537	547
Customer refunds	348	444
Accrued score guarantee	221	121
Other	1,508	2,107
	$7,768	$10,509
NOTE 11 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities also include cash and cash equivalents, restricted cash, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. For additional information on definite-lived assets and goodwill, see Notes 2, 8, and Note 9. There were no fair value measurement adjustments recognized related to definite-lived assets and goodwill during the years ended December 31, 2025, 2024, and 2023. The fair value of any outstanding borrowings under the Term Loan (as defined in Note 12) as of December 31, 2025 approximated its carrying value. The Company did not have any outstanding borrowings as of December 31, 2024.
NOTE 12 — LONG-TERM DEBT
Loan Agreement
On November 3, 2025 (“Closing Date”), the Company and certain of its subsidiaries entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and the lenders party thereto, pursuant to which the lenders made available up to two tranches of term loans in an aggregate principal amount of $50,000 (the “Term Loan”), subject to certain terms and conditions, with the first tranche of up to $30,000 available for borrowing in multiple draws of at least $2,500 and the second tranche of up to $20,000 available for borrowing in multiple draws of at least $2,500. The Term Loan matures on November 1, 2029 (the “Maturity Date”) and bears interest equal to the greater of (a) the prime rate as reported in The Wall Street Journal plus 3.50% and (b) 10.75%. The Loan Agreement is for 48 months, with interest-only payments for an initial period of 36 months from the Closing Date, which may be extended by an additional 12 months upon achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement (the “Interest-Only Period”). After the Interest-Only Period, the Company will be required to repay in equal monthly installments of the principal and interest until the Maturity Date. The obligations under the Loan Agreement are secured by a security interest in substantially all of the Company’s assets and the assets of its subsidiaries that are co-borrowers or guarantors. The Loan Agreement provides for an end of term charge equal to 7.50% of the funded loan amount, due at the earlier of prepayment or maturity. Pro-rata payment of any earned end of term charge will be due upon any partial prepayment. The Company incurred $2,251 of costs (including an accrued end of term charge of $1,500 based upon the amount borrowed on November 3, 2025) in connection with entering into the Loan Agreement and the borrowings under the Term Loan, which were deferred and are being amortized to interest expense over the term of the Term Loan.
On November 3, 2025, the Company borrowed $20,000 under the Term Loan. These proceeds may be used for working capital and other general corporate purposes as permitted by the Term Loan. The remaining $10,000 under the first tranche of Term Loan is available to be drawn until December 31, 2026. After the first tranche is drawn in full or after December 31, 2026, the second Term Loan tranche may be made available, subject to the approval of the lenders. As of December 31, 2025, the Term Loan had outstanding borrowings of $20,000 and an available borrowing capacity of $10,000. The Company’s ability to access the maximum borrowing capacity under the Term Loan will require its future TTM Contribution Margin (as defined in the Loan Agreement) to exceed historical levels. As of December 31, 2025, the interest rate on the outstanding borrowings under the Term Loan was 10.75%.
As of December 31, 2025, expected payments on the Company’s outstanding Term Loan borrowings and other related payments for the next five years are as follows:

2026	$—
2027	—
2028	2,922
2029 (a)	18,578
2030	—
(a) Includes end of term charge of $1,500 based upon the amount borrowed on November 3, 2025.
Any future borrowings under the Term Loan will be required to be repaid on or before the Maturity Date discussed above. Estimated future interest payments on the Company’s outstanding Term Loan borrowings, through the Maturity Date are expected to be $7,477 (with $2,180 expected in 2026) based on current outstanding borrowings and interest rates as of December 31, 2025.
Debt Covenants
The Loan Agreement includes customary representations and warranties and covenants associated with the Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), share repurchases, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Such covenants and limitations on indebtedness include (but are not limited to) that the Company must maintain the greater of (i) $15,000 of Qualified Cash (as defined in the Loan Agreement) or (ii) Qualified Cash that results in Remaining Months Liquidity (as defined in the Loan Agreement) of at least 6 months. Additionally, the Company’s outstanding borrowings must not exceed certain multiples of its TTM Contribution Margin. If at any time, the outstanding borrowings exceed the required multiple of the TTM Contribution Margin, the Company will be required to immediately repay principal until the outstanding borrowings are less than the applicable multiple. The Company’s ability to access the maximum borrowing capacity under the Term Loan will require its future TTM Contribution Margin to exceed historical levels. As of December 31, 2025, the Company was in compliance with these covenants.
NOTE 13 — LEASES
The Company leases office space in St. Louis, Missouri through an operating lease agreement. The Company has no finance lease agreements. The lease in St. Louis, Missouri has a remaining term of approximately 5 years, with two extension options.

The following table presents the balance sheet location of the Company’s operating leases.

	December 31,
	2025	2024
ROU assets
Other assets	$1,699	$2,498

Lease liabilities:
Other current liabilities	$334	$928
Other liabilities	2,065	2,399
Total lease liabilities	$2,399	$3,327
The following table presents maturities of the Company’s operating lease liabilities as of December 31, 2025.

December 31, 2025
2026	$567
2027	577
2028	588
2029	599
2030	610
Thereafter	205
Total future minimum payments	$3,146
Less: Implied interest	747
Total lease liabilities	$2,399
The following table presents supplemental operations statement information related to the Company’s operating leases and sublease agreements for the periods presented.

		Year Ended December 31,
	Statement of Operations Location	2025	2024	2023
Operating lease expense	General and administrative expenses	$964	$1,476	$1,577
Variable lease expense	General and administrative expenses	54	19	179
Sublease income	General and administrative expenses	(532)	(1,047)	(1,028)
At December 31, 2025, the weighted-average remaining lease term and the weighted-average IBR of the Company’s operating leases was approximately 5.33 years and 10.36%, respectively. At December 31, 2024, the weighted-average remaining lease term and the weighted-average IBR of the Company’s operating leases was approximately 5.22 years and 9.36%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $1,200 and $1,602, and $1,808 for the years ended December 31, 2025, 2024, and 2023, respectively. ROU assets obtained in exchange for operating lease liabilities during the year ended December 31, 2023 were $2,776. No ROU assets were obtained in exchange for operating lease liabilities during the years ended December 31, 2025 or 2024.

NOTE 14 — RELATED PARTIES
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
As of December 31, 2025, Nerdy Inc. has not recognized a liability of $118,238 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the years ended December 31, 2025, 2024, or 2023. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
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
In 2019, a Complaint was filed in a Superior California Court against Varsity Tutors alleging that Varsity Tutors misclassified California tutors as independent contractors as opposed to employees in violation of the California Labor Code and seeking penalties and other remedies under California’s Private Attorneys General Act (“PAGA”). In October 2023, Varsity Tutors agreed to a settlement in this matter. The Company expensed $1,700 related to this matter during the year ended December 31, 2023, which was included in “General and administrative expenses” in the Consolidated Statements of Operations. At December 31, 2024, the Company accrued $2,000 for this matter, which was included in “Other current liabilities” on the Consolidated Balance Sheet. The Court approved the aforementioned settlement, which Varsity Tutors paid in the first quarter of 2025.
For other proceedings challenging the classification of third-party Experts on its platform as independent contractors, the Company believes that it is at most only reasonably possible and not probable that Varsity Tutors will incur a loss under these legal and regulatory proceedings because of the Company’s significant experience with such claims of this nature, as well as the Company’s analysis of the facts and circumstances related to current claims. Additionally, the amount of loss cannot be reasonably estimated because the amount of loss contingency is often based on certain variable inputs (e.g., platform usage by the Expert, number of plaintiffs/claimants, jurisdiction, etc.) which make the determination of a range of loss not possible. As a result, there was no accrual recorded on the Consolidated Balance Sheets at December 31, 2025 or 2024 related to these matters. No expense was recorded in the years ended December 31, 2025, 2024, or 2023 related to these matters.
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
NOTE 16 — STOCK-BASED COMPENSATION
Prior to the reverse recapitalization, Nerdy LLC’s employees and executives participated in the Nerdy 2016 U.S. Unit Appreciation Rights Plan, the 2016 Canadian Unit Appreciation Rights Plan and the Varsity Tutors, LLC Incentive Unit Plan (collectively, the “Legacy Plans”). The Legacy Plans included unit appreciation rights (“UAR(s)”), which were converted into SARs with underlying equity being Class A Common Stock.
Following the reverse recapitalization, the Company’s employees and Board of Directors began to participate in Nerdy Inc.’s 2021 Equity Incentive Plan (as amended, the “2021 Equity Plan”), which initially permitted the issuance of various stock-based compensation awards up to 27,775, including but not limited to SARs, RSUs, and Stock Options. The Company will no longer issue new awards under the Legacy Plans as all future grants will be issued under the 2021 Equity Plan or another equity plan that is approved by the Compensation Committee of the Company’s Board of Directors. Awards issued under the 2021 Equity Plan have a maximum term of 10 years. Nerdy's stockholders approved an amendment to the 2021 Equity Plan to increase the number of authorized shares of Class A Common Stock that may be issued under the 2021 Equity Plan by 12,500 and to include an annual evergreen provision that allows for certain annual increases to the authorized shares.
Under the 2021 Equity Plan, Nerdy Inc. granted 9,258 RSUs , in lieu of any cash compensation, to the legacy Nerdy LLC founder in consideration of the participant’s future continued employment with the Company (the “Founder’s Award”). Each RSU represents the right to receive one share of Class A Common Stock. The RSUs will vest based on the achievement of stock price hurdles ranging from $18.00 per share to $42.00 per share. If the stock price hurdles are not met by September 20, 2028 (“Performance Period End Date”), the unvested RSUs will be forfeited. The Founder’s Award grant-date fair value is recognized using the graded vesting method during which the employee is required to provide service in exchange for the award - the requisite service period. The grant date fair value per share was $5.06, and the requisite service period was determined to be the derived service period of 4.70 years.
Total compensation cost for the Company’s non-cash stock-based compensation awards recognized in the years ended December 31, 2025, 2024, and 2023 consisted of:

	Year Ended December 31,
Financial Statement Location	2025	2024	2023
Sales and marketing expenses	$1,321	$2,345	$2,795
General and administrative expenses	26,486	38,744	41,474
Fixed assets, net (capitalized internal-use software)	934	1,580	2,441
Total non-cash stock-based compensation costs	$28,741	$42,669	$46,710
As of December 31, 2025, the total non-cash stock-based compensation cost related to non-vested awards not yet recognized was $20,111, which is expected to be recognized over a weighted-average period of 1.53 years. The Company did not recognize any deferred tax benefit related to non-cash stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 as it had recorded a full valuation allowance against the deferred tax assets at Nerdy Inc. as of and for the years ended December 31, 2025, 2024, 2023. For additional discussion, see Note 6. As of December 31, 2025 and 2024, total non-cash stock-based compensation costs, net of accumulated amortization, capitalized as “Capitalized internal-use software” on the Consolidated Balance Sheets were $1,034 and $3,994, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company amortized previously capitalized non-cash stock-based compensation costs of $1,728 and $1,554, and $1,016, respectively, which was included in “Cost of revenue” in the Consolidated Statements of Operations. At December 31, 2025, the Company recorded a charge for the abandonment of capitalized internal-use software, net of accumulated amortization, of which $2,166 related to non-cash stock-based compensation costs. The charge was included in “Cost of revenue” in the Consolidated Statements of Operations. For additional information, see Note 8.

SARs (formerly UARs)

in thousands, except SARs, which are in ones, or where otherwise indicated	SARs	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2024	5,712,938	$2.20
Granted	—	—
Exercised	(64,832)	1.07
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2025	5,648,106	2.22	3.61	$54
Vested and expected to vest as of December 31, 2025	5,648,106	2.22	3.61	54
Exercisable at December 31, 2025	5,648,106	2.22	3.61	54
The total intrinsic value of SARs exercised during the years ended December 31, 2025, 2024, and 2023 was $49, $29, and $1,171, respectively.
Stock Options

Stock Options are in ones and where otherwise indicated	Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,919,160	$4.11
Granted	789,895	1.63
Exercised	—	—
Forfeited	(2,250)	11.20
Expired	(222,851)	5.35
Outstanding at December 31, 2025	2,483,954	3.20	7.85	$—
Vested and expected to vest as of December 31, 2025	2,483,954	3.20	7.85	—
Exercisable at December 31, 2025	1,585,594	4.03	7.08	—
The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. The Company uses the simplified method for estimating a stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term was estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate was the interpolated U.S. Treasury rate for a term equal to the expected term. The dividend yield was set at zero as the Company does not intend to pay a dividend in the foreseeable future. The weighted-average assumptions and fair values for stock options granted are summarized in the table below.

	2025	2024	2023
Expected term (in years)	5.50	5.64	5.50
Expected stock price volatility	86.8%	80.7%	83.0%
Risk-free interest rate	3.8%	4.6%	3.4%
Expected dividends	—%	—%	—%
Fair Value (per stock option)	$1.18	$1.80	$2.10
There were no stock options exercised during the years ended December 31, 2025, 2024, or 2023.

RSUs

RSUs in ones and where otherwise indicated	RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2024	14,893,032	$2.56
Granted	5,713,869	1.45
Vested	(5,884,507)	2.95
Forfeited	(6,852,512)	2.01
Nonvested at December 31, 2025	7,869,882	1.93
The grant date fair value of each RSU award was determined based upon the closing price of the Company’s Class A Common Stock on the date of grant. The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2025, 2024, and 2023 was $1.45, $2.09, and $3.83, respectively. The total vest date fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $8,805, $15,016, and $27,627, respectively.
RSUs - Market-Based Performance Restricted Stock Units (“Market PRSU(s)”)

Market PRSUs in ones and where otherwise indicated	Market PRSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2024	—	$—
Granted	3,075,665	1.63
Vested	—	—
Forfeited	(1,317,996)	1.63
Nonvested at December 31, 2025	1,757,669	1.63
During the year ended December 31, 2025, the Company granted Market PRSUs to certain employees, which is a RSU with a time vesting condition coupled with a market condition. The number of Market PRSUs earned shall be determined by reference to the Company’s Total Shareholder Return (“TSR”) relative to the Company’s stock price of $1.62. No PRSUs shall be deemed vested until such date as of which both the time vesting condition and market condition have been satisfied. 50% of the Market PRSUs shall satisfy the market condition upon the occurrence of Milestone 1 and 50% of the Market PRSUs shall satisfy the market condition upon the occurrence of Milestone 2. The milestones of the Market PRSUs granted during the year ended December 31, 2025 are as follows:
•Milestone 1: Delivery of 100% TSR, i.e., an average closing stock price of $3.24, calculated over any 20 day trading period during the performance period of three years. In the event the 100% TSR is not achieved on or prior to the last day of the performance period, the entire award will be forfeited.
•Milestone 2: Delivery of 200% TSR, i.e., an average closing stock price of $4.86, calculated over any 20 day trading period during the performance period of three years. In the event the 200% TSR is not achieved on or prior to the last day of the performance period, 50% of the award will be forfeited.
The grant date fair value of the Market PRSUs granted during the year ended December 31, 2025 was determined using a Monte Carlo simulation. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected term, and risk-free interest rate. Expected volatilities are based on historical and implied volatility trends. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected term of the Market PRSUs. The expected term of the Market PRSUs was assumed to be equivalent to the contractual term of three years. The assumptions used to value the Market PRSUs at each respective milestone are summarized in the table below.

	Milestone 1	Milestone 2
Expected term (in years)	3.00	3.00
Stock price	$1.95	$1.95
Expected stock price volatility	96.0%	96.0%
Risk-free interest rate	4.2%	4.2%
Stock price hurdle	$3.24	$4.86
Fair Value (per award)	$1.72	$1.54
NOTE 17 — SEGMENT INFORMATION
The Company has one reportable segment: Tutoring. The Tutoring Segment generates revenue by selling services to Learners and Institutions for tutoring that are fulfilled by Experts, who deliver instruction on its behalf through its proprietary Live Learning Platform. The Company does not have intra-entity sales or transfers. The accounting policies of the Tutoring Segment are the same as those described in Note 2.
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
The following table presents information about the Company’s Tutoring Segment for the periods presented.

	Year Ended December 31,
	2025	2024	2023
Revenue	$178,988	$190,231	$193,399

Less:
Cost of revenue	75,208	61,837	56,952
Employee-related expense (excluding product and development expense)	77,846	94,937	85,756
Marketing expense	30,948	39,593	43,043
Product and development expense	41,338	43,928	40,859
Depreciation and amortization of intangible assets	1,200	1,512	1,504
Other segment items (a)	14,310	18,555	22,837
Unrealized loss on derivatives, net	—	—	13,385
Interest income, net	(1,073)	(3,104)	(3,377)
Income tax expense	159	115	109
Segment Net Loss	$(60,948)	$(67,142)	$(67,669)
(a)Other segment items consists of tutor acquisition costs, professional services expense, restructuring expense, provisions for legal settlement, rent expense, and other overhead expense.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on that evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2025, our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this report.
ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, the adoption or termination of contracts, instructions, or written plans for the purchase or sale of our securities by a director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, each of which is intended to satisfy the affirmative defense conditions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate Number of Securities to be Sold
Christopher Swenson	Chief Legal Officer	Adoption	12/5/2025	2/12/2027	220,000
No other director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is included in the Company’s definitive proxy statement for its 2026 annual meeting of stockholders, to be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2025 (the “2026 Proxy Statement”) and is hereby incorporated by reference. Information regarding executive officers of the Company is included under the heading “Information about our Executive Officers” in “Business” in Part I, Item 1 of this report.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is included in the 2026 Proxy Statement and is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is included in the 2026 Proxy Statement and is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is included in the 2026 Proxy Statement and is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is included in the 2026 Proxy Statement and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Documents filed as a part of this report:
1.Financial Statements. The following consolidated financial statements of Nerdy Inc. are filed as a part of this document under Part II, Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, 2024, and 2023
•Consolidated Balance Sheets at December 31, 2025 and 2024
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2025, 2024, and 2023
•Notes to Consolidated Financial Statements
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

4.3
Description of Securities of Nerdy Inc. (incorporated by reference to Exhibit 4.3 filed with Nerdy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by Nerdy Inc. on February 27, 2025 (File No. 001-39595)).

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

Exhibit No.	Description
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

†10.9
Form W-2 Executive Services Agreement with Nerdy Inc. and Nerdy LLC (incorporated herein by reference to Exhibit 10.18 filed with Nerdy Inc.’s Form 10-Q for the quarterly period ended September 30, 2021 filed by Nerdy Inc. on November 15, 2021 (File No.001-39595)).

†10.10
Varsity Tutors LLC 2016 U.S. Unit Appreciation Rights Plan (incorporated herein by reference to Exhibit 99.2 filed with Nerdy Inc.’s Registration Statement S-8 filed by Nerdy Inc. on November 29, 2021 (File No.333-261401)).

†10.11
Varsity Tutors LLC 2016 Canadian Unit Appreciation Rights Plan (incorporated herein by reference to Exhibit 99.3 filed with Nerdy Inc.’s Registration Statement S-8 filed by Nerdy Inc. on November 29, 2021 (File No.333-261401)).

†10.12	Nerdy Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 filed with Nerdy’s Form 8-K filed by Nerdy Inc. on May 5, 2023 (File No. 001-39595)).

10.13
Amendment No.1 to the Warrant Agreement, dated as of September 26, 2023, by and between Nerdy Inc. and Continental Stock & Transfer Trust Company, as warrant agent (incorporated by reference to Exhibit 10.1 filed with Nerdy Inc.'s Form 8-K filed by Nerdy Inc. on September 26, 2023 (File No. 001-39595)).

10.14
Form of Earnout Equity Cancellation and Release Agreement, by and among Nerdy Inc., Nerdy LLC, and each of the holders party thereto (incorporated by reference to Exhibit 10.2 filed with Nerdy Inc.’s Form 8-K filed by Nerdy Inc. on September 26, 2023 (File No. 001-39595)).

†10.15
Founder Performance Award Agreement under the 2021 Nerdy Inc. Equity Incentive Plan, between Nerdy Inc. and Charles Cohn (incorporated by reference to Exhibit 10.22 filed with Nerdy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by Nerdy Inc. on February 27, 2025 (File No. 001-39595)).

†10.16
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2021 Nerdy Inc. Equity Incentive Plan.(incorporated by reference to Exhibit 10.23 filed with Nerdy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by Nerdy Inc. on February 27, 2025 (File No. 001-39595)).

10.17
Loan and Security Agreement dated November 3, 2025, by and among Nerdy Inc., Nerdy LLC, Varsity Tutors LLC, Varsity Tutors for School LLC, Live Learning Technologies Shared Resources LLC, certain affiliates of Hercules Capital, Inc., and Hercules Capital, Inc (incorporated by reference to Exhibit 10.1 filed with Nerdy Inc.’s Form 8-K filed by Nerdy Inc. on November 6, 2025 (File No. 001-39595)).

†10.18
Executive Services Agreement, dated as of July 29, 2025, by and between John Paszterko and Nerdy Inc, Nerdy LLC, and Live Learning Shared Resources LLC (incorporated by reference to Exhibit 10.1 filed with Nerdy Inc.’s Form 10-Q for the quarterly period ended September 30, 2025 filed by Nerdy Inc. on November 6, 2025 (File No. 001-39595)).

19.1
Insider Trading Policy of Nerdy Inc, effective as of November 1, 2023 (incorporated by reference to Exhibit 19.1 filed with Nerdy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by Nerdy Inc. on February 27, 2025 (File No. 001-39595)).

21.1	List of Subsidiaries of Nerdy Inc. (incorporated by reference to Exhibit 21.1 filed with Nerdy Inc.’s Form S-1 filed by Nerdy Inc. on October 15, 2021 (File No. 333-260266)).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (Included under Signatures).
31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026.

31.2	Certification of Jason Pello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026.

*32.1	Certification of Charles Cohn and Jason Pello, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026.

97.1
Nerdy Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 filed with Nerdy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by Nerdy Inc. on February 27, 2024 (File No. 001-39595)).

Exhibit No.	Description
101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document.

101.CAL	iXBRL (Inline XBRL) Taxonomy Calculation Linkbase Document.

101.DEF	iXBRL (Inline XBRL) Taxonomy Definition Linkbase Document.

101.LAB	iXBRL (Inline XBRL) Taxonomy Label Linkbase Document.

101.PRE	iXBRL (Inline XBRL) Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline XBRL) and contained in Exhibit 101.
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

Nerdy Inc.

Date: February 26, 2026	By:	/s/ Charles Cohn
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

Signature	Title	Date

/s/ Charles Cohn	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 26, 2026
Charles Cohn

/s/ Jason Pello	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026
Jason Pello

/s/ Abigail Blunt	Director	February 26, 2026
Abigail Blunt

/s/ Robert Hutter	Director	February 26, 2026
Robert Hutter

/s/ Christopher Marshall	Director	February 26, 2026
Christopher Marshall

/s/ Gregory Mrva	Director	February 26, 2026
Gregory Mrva

/s/ Stuart Udell	Director	February 26, 2026
Stuart Udell