Form 10-Q
period 2026-03-31
Nerdy Inc.
filed 2026-05-07
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Class A common stock, par value $0.0001 per share - 126,378,213 shares of common stock as of April 30, 2026
Class B common stock, par value $0.0001 per share - 63,730,417 shares of common stock as of April 30, 2026

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$48,735	$47,595
Cost of revenue	16,461	19,984
Gross Profit	32,274	27,611
Sales and marketing expenses	14,157	15,785
General and administrative expenses	23,915	28,411
Operating Loss	(5,798)	(16,585)
Interest expense	660	—
Interest income	(368)	(462)
Other expense	16	—
Loss before Income Taxes	(6,106)	(16,123)
Income tax expense	22	28
Net Loss	(6,128)	(16,151)
Net loss attributable to noncontrolling interests	(2,053)	(5,655)
Net Loss Attributable to Class A Common Stockholders	$(4,075)	$(10,496)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.03)	$(0.09)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	124,295	118,456
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net Loss	$(6,128)	$(16,151)
Foreign currency translation adjustments	—	37
Total Comprehensive Loss	(6,128)	(16,114)
Comprehensive loss attributable to noncontrolling interests	(2,053)	(5,643)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(4,075)	$(10,471)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$44,698	$47,895
Accounts receivable, net	4,747	5,639
Other current assets	5,051	4,640
Total Current Assets	54,496	58,174
Fixed assets, net	9,387	8,683
Goodwill	5,717	5,717
Intangible assets, net	1,719	1,893
Other assets	1,648	1,699
Total Assets	$72,967	$76,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,725	$3,376
Deferred revenue	10,114	14,481
Other current liabilities	7,774	7,768
Total Current Liabilities	22,613	25,625
Long-term debt	19,450	19,327
Other liabilities	1,975	2,281
Total Liabilities	44,038	47,233
Stockholders’ Equity
Class A common stock	13	12
Class B common stock	6	6
Additional paid-in capital	621,102	616,741
Accumulated deficit	(601,861)	(597,786)
Accumulated other comprehensive income	36	36
Total Stockholders’ Equity Excluding Noncontrolling Interests	19,296	19,009
Noncontrolling interests	9,633	9,924
Total Stockholders’ Equity	28,929	28,933
Total Liabilities and Stockholders’ Equity	$72,967	$76,166
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net Loss	$(6,128)	$(16,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	5,978	7,588
Depreciation & amortization	657	1,833
Amortization of intangibles	158	152
Amortization of deferred financing fees	123	—
Other	—	69
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	893	984
(Increase) decrease in other current assets	(412)	47
Decrease in other assets	51	294
Increase in accounts payable	1,349	1,632
Decrease in deferred revenue	(4,582)	(2,102)
Increase (decrease) in other current liabilities	211	(405)
Decrease in other liabilities	(78)	(385)
Net Cash Used in Operating Activities	(1,780)	(6,444)
Cash Flows From Investing Activities
Capital expenditures	(1,182)	(1,175)
Net Cash Used In Investing Activities	(1,182)	(1,175)
Cash Flows From Financing Activities
Payments of deferred financing fees	(250)	—
Net Cash Used In Financing Activities	(250)	—
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	15	—
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(3,197)	(7,619)
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	47,895	52,673
Cash, Cash Equivalents, and Restricted Cash, End of Period	$44,698	$45,054

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$146	$285
Purchase of fixed assets included in accounts payable	68	—
Cash paid for interest	537	—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended March 31,
	2026	2025
Class A Common Stock
Beginning	$12	$12
Activity under stock compensation plans	1	—
End of period	13	12
Class B Common Stock
Beginning and end of period	6	6
Additional Paid-In Capital
Beginning of period	616,741	597,308
Non-cash stock-based compensation	6,124	7,873
Activity under stock compensation plans	(1)	—
Conversion of combined interests into Class A common stock	116	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(1,878)	(2,514)
End of period	621,102	602,667
Accumulated Deficit
Beginning of period	(597,786)	(557,866)
Net loss	(4,075)	(10,496)
End of period	(601,861)	(568,362)
Accumulated Other Comprehensive Income
Beginning of period	36	19
Foreign currency translation adjustments	—	25
End of period	36	44
Total Stockholders’ Equity Excluding Noncontrolling Interests	19,296	34,367
Noncontrolling Interests
Beginning of period	9,924	21,634
Net loss	(2,053)	(5,655)
Foreign currency translation adjustments	—	12
Conversion of combined interests into Class A common stock	(116)	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	1,878	2,514
End of period	9,633	18,505
Total Stockholders’ Equity	$28,929	$52,872
Class A Common Stock - Shares
Beginning of period	123,561	117,699
Activity under stock compensation plans	1,188	1,657
Conversion of combined interests into Class A common stock	665	—
End of period	125,414	119,356
Class B Common Stock - Shares
Beginning of period	64,395	64,395
Conversion of combined interests into Class A common stock	(665)	—
End of period	63,730	64,395
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION AND BACKGROUND
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Nerdy Inc. (herein referred to as “Nerdy,” the “Company,” “us,” “our,” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Nerdy and its consolidated subsidiaries) as of and for the year ended December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
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
Nerdy Inc., a member of Nerdy LLC (as defined below), has the right to appoint a majority of the managers of Nerdy LLC and therefore controls Nerdy LLC. As a result, the financial results of Nerdy LLC and its wholly-owned subsidiaries are consolidated with and into Nerdy Inc., and a portion of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders (as defined below) are entitled to or are required to absorb, are allocated to the noncontrolling interests (the “NCI”).
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
NOTE 3 — NONCONTROLLING INTERESTS
As of March 31, 2026, Legacy Nerdy Holders owned 63,730 OpCo Units, equal to 33.7% of the economic interest in Nerdy LLC, and 63,730 shares of Class B Common Stock. As of December 31, 2025, Legacy Nerdy Holders owned 64,395 OpCo Units equal to 34.3% of the economic interest in Nerdy LLC, and 64,395 shares of Class B Common Stock.
Nerdy Inc. owned 66.3% and 65.7% of the outstanding OpCo Units as of March 31, 2026 and December 31, 2025, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders were entitled to or required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC for the periods presented.

	As Of and For The Three Months Ended March 31,
	2026	2025
OpCo Units
Nerdy Inc.
Beginning of period	123,561	117,699
Vesting or exercise of equity awards	1,188	1,657
Conversion of Combined Interests into Class A Common Stock	665	—
End of period	125,414	119,356
Legacy Nerdy Holders
Beginning of period	64,395	64,395
Conversion of Combined Interests into Class A Common Stock	(665)	—
End of period	63,730	64,395
Total
Beginning of period	187,956	182,094
Vesting or exercise of equity awards	1,188	1,657
End of period	189,144	183,751
Ownership Percentage
Nerdy Inc.
Beginning of period	65.7%	64.6%
End of period	66.3%	65.0%
Legacy Nerdy Holders
Beginning of period	34.3%	35.4%
End of period	33.7%	35.0%

NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended March 31,
	2026	%	2025	%
Consumer	$39,284	80%	$38,013	80%
Institutional	9,294	19%	9,380	19%
Other	157	1%	202	1%
Revenue	$48,735	100%	$47,595	100%
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

	March 31, 2026	December 31, 2025
Accounts receivable, net	$4,747	$5,639
Deferred revenue	$10,114	$14,481
“Accounts receivable, net” is reported net of reserves of $180 and $485 as of March 31, 2026 and December 31, 2025, respectively.
NOTE 5 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of March 31, 2026.
The effective income tax rate was (0.36)% and (0.17)% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rates differed significantly from the statutory rates in both periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported in both periods represents amounts owed to state authorities.
NOTE 6 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock.

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(4,075)	$(10,496)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	124,295	118,456

Basic and Diluted loss per share of Class A Common Stock	$(0.03)	$(0.09)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended March 31,
	2026	2025
Stock options	2,484	1,919
Stock appreciation rights	5,627	5,707
Restricted stock units	9,392	10,717
Restricted stock units - founder’s award	9,258	9,258
Market-based performance restricted stock units	1,758	3,076
Combined Interests that can be converted into shares of Class A Common Stock	63,730	64,395
NOTE 7 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	March 31, 2026	December 31, 2025
Fixed assets	$31,566	$30,206
Accumulated depreciation	(22,179)	(21,523)
	$9,387	$8,683
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2026	2025
Amortization expense related to capitalized internal use software	Cost of revenue	$514	$1,661
Depreciation expense	General and administrative expenses	143	172
NOTE 8 — INTANGIBLE ASSETS, NET
The Company’s intangible assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	March 31, 2026	December 31, 2025
Carrying amount	$6,250	$6,310
Accumulated amortization	(4,531)	(4,417)
	$1,719	$1,893
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended March 31,
	Statement of Operations Location	2026	2025
Amortization expense related to intangible assets	General and administrative expenses	$158	$152

NOTE 9 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three months ended March 31, 2026 or 2025. The fair values of any outstanding borrowings under the Term Loan (as defined in Note 10) as of March 31, 2026 and December 31, 2025 approximated their carrying values.
NOTE 10 — LONG-TERM DEBT
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
As of March 31, 2026, the Term Loan had outstanding borrowings of $20,000 and an available borrowing capacity of $10,000. The remaining $10,000 under the first tranche of Term Loan is available to be drawn until December 31, 2026. After the first tranche is drawn in full or after December 31, 2026, the second Term Loan tranche may be made available, subject to the approval of the lenders. The Company’s ability to access the maximum borrowing capacity under the Term Loan will require its future TTM Contribution Margin (as defined in the Loan Agreement) to exceed historical levels. As of March 31, 2026 and December 31, 2025, the interest rate on the outstanding borrowings under the Term Loan was 10.75%
Debt Covenants
The Loan Agreement includes customary representations and warranties and covenants associated with the Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), share repurchases, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Such covenants and limitations on indebtedness include (but are not limited to) that the Company must maintain the greater of (i) $15,000 of Qualified Cash (as defined in the Loan Agreement) or (ii) Qualified Cash that results in Remaining Months Liquidity (as defined in the Loan Agreement) of at least 6 months. Additionally, the Company’s outstanding borrowings must not exceed certain multiples of its TTM Contribution Margin. If at any time, the outstanding borrowings exceed the required multiple of the TTM Contribution Margin, the Company will be required to immediately repay principal until the outstanding borrowings are less than the applicable multiple. The Company’s ability to access the maximum borrowing capacity under the Term Loan will require its future TTM Contribution Margin to exceed historical levels. As of March 31, 2026, the Company was in compliance with these covenants.

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
As of March 31, 2026, Nerdy Inc. has not recognized a liability of $118,238 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three months ended March 31, 2026 or 2025. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within the statement of operations.
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

The following table presents information about the Company’s Tutoring Segment for the periods presented.

	Three Months Ended March 31,
	2026	2025
Revenue	$48,735	$47,595

Less:
Cost of revenue	16,461	19,984
Employee-related expense (excluding product and development expense)	17,374	20,482
Marketing expense	8,400	8,431
Product and development expense	9,175	10,734
Depreciation and amortization of intangible assets	301	324
Other segment items (a)	2,838	4,225
Interest expense	660	—
Interest income	(368)	(462)
Income tax expense	22	28
Segment Net Loss	$(6,128)	$(16,151)
(a)Other segment items consists of tutor acquisition costs, professional services expense, restructuring expense, rent expense, and other overhead expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Nerdy Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein and our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2026. In addition, the following discussion and analysis of Nerdy Inc.’s financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in the sections entitled “Item 1A. Risk Factors” in Part I of the 2025 Annual Report and “Item 1A. Risk Factors” in Part II of this report, as well as under the section “Cautionary Note On Forward-Looking Statements” below. Unless otherwise stated or the context otherwise indicates, all references in the succeeding paragraphs to “Nerdy,” “the Company,” “us,” “our” or “we” mean Nerdy Inc. and its consolidated subsidiaries.
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
“Active Member(s)” is defined as the number of Learners with an active paid Learning Membership as of the date presented. Variations in the number of Active Members are due to changes in demand for our solutions, seasonality, testing schedules, and the launch of new membership options. As a result, we believe Active Members is a key indicator of our ability to attract, engage, and retain Learners. Active Members excludes our Institutional business. While our Active Member count as of March 31, 2026 was lower when compared to March 31, 2025, it was higher than it was in any quarter after March 31, 2025 and we believe the recent rollout and continued advancement of our new Learner and Expert platform user experiences will result in positive growth by the end of 2026.

Active Members in thousands	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Active Members	36.9	33.2	34.3	30.6	40.5	37.5
YoY change	(9)%	(11)%	(14)%	(14)%	(12)%	(8)%
“Average Revenue per Member per Month” (“ARPM”) is defined as the average Consumer Learning Membership subscription revenue per member per month as of the date presented. Variations in ARPM are primarily due to changes in the mix of Learning Memberships sold and pricing changes. We believe ARPM is a key indicator of the value we provide to our customers. ARPM excludes our Institutional business. ARPM as of March 31, 2026 was higher when compared to March 31, 2025, primarily driven by price increases enacted in February 2025.

ARPM in ones	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
ARPM	$374	$364	$374	$348	$335	$302
YoY change	12%	21%	24%	24%	14%	(2)%

“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. We believe Active Experts is a key indicator of our ability to service Learners and provide Experts with revenue-generating opportunities. Active Experts includes our Institutional business. The following table summarizes Active Experts for the periods presented. Our Active Expert count during the three months ended March 31, 2026 decreased when compared to the prior year period. This decrease was primarily due to lower Consumer Active Experts as a result of our Expert incentives, which has promoted utilization of the highest quality Experts by encouraging them to work with more Learners and develop deeper relationships that allow for increased revenue-generating opportunities. We believe our Active Expert count at March 31, 2026 is sufficient to meet our near-term growth objectives.

	Three Months Ended March 31,		Change
Active Experts in thousands	2026	2025	%
Active Experts	8.3	10.8	(23)%
RESULTS OF OPERATIONS

	Three Months Ended March 31,
dollars in thousands	2026	%	2025	%
Revenue	$48,735	100%	$47,595	100%
Cost of revenue	16,461	34%	19,984	42%
Gross Profit	32,274	66%	27,611	58%
Sales and marketing expenses	14,157	29%	15,785	33%
General and administrative expenses	23,915	49%	28,411	60%
Other operating expenses	—	—%	—	—%
Operating Loss	(5,798)	(12)%	(16,585)	(35)%
Interest expense	660	1%	—	—%
Interest income	(368)	—%	(462)	(1)%
Other expense	16	—%	—	—%
Loss before Income Taxes	(6,106)	(13)%	(16,123)	(34)%
Income tax expense	22	—%	28	—%
Net Loss	(6,128)	(13)%	(16,151)	(34)%
Revenue
Revenue for the three months ended March 31, 2026 increased when compared to the prior year period due to higher Consumer revenue, partially offset by lower Institutional revenue. The increase in Consumer revenue was driven by higher ARPM, which was primarily a result of price increases enacted in February 2025.
The following table presents our revenue by business category for the periods presented.

	Three Months Ended March 31,				Change
dollars in thousands	2026	%	2025	%	$	%
Consumer	$39,284	80%	$38,013	80%	$1,271	3%
Institutional	9,294	19%	9,380	19%	(86)	(1)%
Other	157	1%	202	1%	(45)	(22)%
Revenue	$48,735	100%	$47,595	100%	$1,140	2%

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended March 31,		Change
dollars in thousands	2026	2025	$	%
Revenue	$48,735	$47,595	$1,140	2%
Cost of revenue	16,461	19,984	3,523	18%
Gross Profit	$32,274	$27,611	$4,663	17%
% Margin	66%	58%
Cost of revenue for the three months ended March 31, 2026 decreased when compared to the prior year period primarily due to lower Expert costs of $2,376 thousand. Gross margin and gross profit for the three months ended March 31, 2026 increased when compared to the prior year period, primarily due to the benefit of price increases enacted in February 2025.
Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended March 31,		Change
dollars in thousands	2026	2025	$	%
Sales and marketing expenses	$14,157	$15,785	$(1,628)	(10)%
General and administrative expenses	23,915	28,411	(4,496)	(16)%
Total operating expenses	$38,072	$44,196	$(6,124)	(14)%
Sales and Marketing
Sales and marketing expenses for the three months ended March 31, 2026 included non-cash stock-based compensation of $296 thousand. Sales and marketing expenses for the three months ended March 31, 2025 included non-cash stock-based compensation and restructuring costs of $344 thousand and $193 thousand, respectively. Excluding these impacts, sales and marketing expenses decreased $1,387 thousand, or 9%. This decrease was driven by AI-enabled productivity gains and reduced investment in our Institutional business.
General and Administrative
General and administrative expenses include compensation for certain employees, support services, product and development expenses intended to support continued innovation, and other operating expenses. Product and development costs were $9,175 thousand and $10,734 thousand for the three months ended March 31, 2026 and 2025, respectively. Product and development costs include compensation for employees on our product and engineering teams who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the three months ended March 31, 2026 included non-cash stock based compensation of $5,682 thousand. General and administrative expenses for the three months ended March 31, 2025 included non-cash stock based compensation and restructuring costs of $7,244 thousand and $455 thousand, respectively. Excluding these impacts, general and administrative expenses decreased $2,479 thousand, or 12%. We are applying AI systematically across the tech stack helping drive durable cost reductions and improved unit economics.
Interest Expense
Interest expense for the three months ended March 31, 2026 was $660 thousand, which was driven by our outstanding borrowings under our term loan that was originated in November 2025.
Interest Income
Interest income for the three months ended March 31, 2026 was $368 thousand, compared to interest income of $462 thousand in the same period in 2025, This decrease driven by lower interest income on our cash balances during the current period.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents totaling $44,698 thousand and $47,895 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed through cash on hand, debt financing, and capital contributions. To the extent we continue to generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand or from our term loan. If cash on hand or from our term loan is not sufficient to fund our business, we may also need to implement significant cost-containment measures or explore additional financing alternatives. However, there can be no assurance that any financing would be available to us on acceptable terms, or at all, or that any cost-containment measures we implement would be sufficient or effective in reducing losses or preserving liquidity.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, sales and marketing activities, and capital expenditures. We believe our cash on hand will be sufficient to satisfy these future requirements.
Our cash requirements under contractual obligations and commitments consist primarily of borrowings under our term loan and a lease arrangement. For information on our debt and lease obligations and the amount and timing of future payments, see Notes 12 and 13, respectively, within “Notes to Consolidated Financial Statements” in Part II, Item 8 of our 2025 Annual Report. There have been no material changes to our leasing arrangements previously disclosed in our 2025 Annual Report.
The following table sets forth our cash flows for the periods presented.

	Three Months Ended March 31,
dollars in thousands	2026	2025
Cash used in:
Operating activities	$(1,780)	$(6,444)
Investing activities	(1,182)	(1,175)
Financing activities	(250)	—
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	15	—
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(3,197)	$(7,619)
Operating Activities
Cash used in operating activities for the three months ended March 31, 2026 decreased $4,664 thousand when compared to the same period in 2025, due to higher revenue and gross profit, coupled with lower sales and marketing and general and administrative expenses. These impacts were partially offset by higher working capital and by interest payments of $537 thousand made in connection with our term loan that originated in November 2025. Cash used in operating activities for the three months ended March 31, 2025 was impacted by the payment of a legal settlement of $2,000 thousand.
Investing Activities
Cash used in investing activities was $1,182 thousand and $1,175 thousand for the three months ended March 31, 2026 and 2025, respectively. Cash used in investing activities for both periods related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2026 was $250 thousand as we paid deferred financing fees previously incurred in connection with our term loan that was originated in November 2025. We did not have any financing activities during the three months ended March 31, 2025.
Debt Covenants
Our loan agreement includes customary representations and warranties and covenants associated with our term loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), share repurchases, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Such covenants and limitations on indebtedness include (but are not limited to) that we must maintain the greater of (i) $15,000 thousand of Qualified Cash (as defined in the loan agreement) or (ii) Qualified Cash that results in Remaining Months Liquidity (as defined in our loan agreement) of at least 6 months. Additionally, our outstanding borrowings must not exceed certain multiples of our TTM Contribution Margin. If at any time, the outstanding borrowings exceed the required multiple of our TTM Contribution Margin, we will be required to immediately repay principal until the outstanding borrowings are less than the applicable multiple. Our ability to access the maximum borrowing capacity under our term loan will require our future TTM Contribution Margin to exceed historical levels. As of March 31, 2026, we were in compliance with these covenants.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our 2025 Annual Report. There have been no material changes to our critical accounting policies and estimates previously disclosed in our 2025 Annual Report.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part 1, Item 1 of this report for a discussion regarding recently issued accounting standards.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including our expectations with respect to: revenue growth; enhancing the Learning Membership experience; gross margin and operating leverage; return on sales and marketing investments; changes to our marketplace infrastructure systems; simplifying our operations model while growing our business; or the sufficiency of our cash to fund future operations. Any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “approximately,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “seeks,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our financial condition, results of operations, and cash flows may differ materially from those in the forward-looking statements as a result of various factors, including:
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
•risks associated with managing our growth; and
•other risks and uncertainties included under “Risk Factors” within Part II, Item 1A of this report and in our 2025 Annual Report filed with the SEC on February 26, 2026.

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
Interest Rate Risk
As of March 31, 2026 and December 31, 2025, we had outstanding principal value of indebtedness of $20,000 thousand related to outstanding borrowings under our Term Loan that bore interest at a weighted-average variable rate of 10.75%. A hypothetical 100 basis point change in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during the three months ended March 31, 2026. We did not have any outstanding indebtedness during the three months ended March 31, 2025. For additional information regarding the Company’s debt, refer to Note 10 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on that evaluation, the Company’s CEO and CFO concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K as of and for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the SEC on February 26, 2026. There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, no director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted, modified ,or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended March 31, 2026.
ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

3.2	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2026.

31.2	Certification of Atul Bagga pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2026.

* 32.1	Certification of Charles Cohn and Atul Bagga, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2026.

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2026 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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

Nerdy Inc.

Date: May 7, 2026	By:	/s/ Atul Bagga
Name: Atul Bagga
Title: Chief Financial Officer