Form 10-Q
period 2026-06-30
Nerdy Inc.
filed 2026-08-06
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Class A common stock, par value $0.0001 per share - 127,879,473 shares of common stock as of July 31, 2026
Class B common stock, par value $0.0001 per share - 63,730,417 shares of common stock as of July 31, 2026

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$43,231	$45,263	$91,966	$92,858
Cost of revenue	15,247	17,421	31,708	37,405
Gross Profit	27,984	27,842	60,258	55,453
Sales and marketing expenses	11,571	13,558	25,728	29,343
General and administrative expenses	22,889	26,572	46,804	54,983
Operating Loss	(6,476)	(12,288)	(12,274)	(28,873)
Interest expense	672	—	1,332	—
Interest income	(325)	(365)	(693)	(827)
Other (income) expense, net	(1)	4	15	4
Loss before Income Taxes	(6,822)	(11,927)	(12,928)	(28,050)
Income tax expense	34	74	56	102
Net Loss	(6,856)	(12,001)	(12,984)	(28,152)
Net loss attributable to noncontrolling interests	(2,203)	(4,104)	(4,256)	(9,759)
Net Loss Attributable to Class A Common Stockholders	$(4,653)	$(7,897)	$(8,728)	$(18,393)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.04)	$(0.07)	$(0.07)	$(0.15)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	126,382	120,151	125,339	119,304
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Loss	$(6,856)	$(12,001)	$(12,984)	$(28,152)
Foreign currency translation adjustments	(33)	79	(33)	116
Reclassification to net loss (see Note 1)	(53)	—	(53)	—
Total Comprehensive Loss	(6,942)	(11,922)	(13,070)	(28,036)
Comprehensive loss attributable to noncontrolling interests	(2,253)	(4,075)	(4,306)	(9,718)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(4,689)	$(7,847)	$(8,764)	$(18,318)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$38,424	$47,895
Accounts receivable, net	4,319	5,639
Other current assets	3,613	4,640
Total Current Assets	46,356	58,174
Fixed assets, net	10,221	8,683
Goodwill	5,717	5,717
Intangible assets, net	688	1,893
Other assets	1,596	1,699
Total Assets	$64,578	$76,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,425	$3,376
Deferred revenue	6,235	14,481
Other current liabilities	6,518	7,768
Total Current Liabilities	17,178	25,625
Long-term debt	19,578	19,327
Other liabilities	1,882	2,281
Total Liabilities	38,638	47,233
Stockholders’ Equity
Class A common stock	13	12
Class B common stock	6	6
Additional paid-in capital	623,771	616,741
Accumulated deficit	(606,514)	(597,786)
Accumulated other comprehensive income	—	36
Total Stockholders’ Equity Excluding Noncontrolling Interests	17,276	19,009
Noncontrolling interests	8,664	9,924
Total Stockholders’ Equity	25,940	28,933
Total Liabilities and Stockholders’ Equity	$64,578	$76,166
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net Loss	$(12,984)	$(28,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	9,831	15,126
Depreciation & amortization	1,417	3,671
Amortization of intangibles	257	310
Amortization of deferred financing fees	251	—
Loss on abandonment of business	673	—
Other	—	69
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	1,320	977
Decrease in other current assets	1,027	279
Decrease in other assets	103	703
Increase in accounts payable	1,055	1,253
Decrease in deferred revenue	(8,461)	(5,276)
Decrease in other current liabilities	(853)	(1,672)
Decrease in other liabilities	(161)	(777)
Net Cash Used in Operating Activities	(6,525)	(13,489)
Cash Flows From Investing Activities
Capital expenditures	(2,714)	(2,333)
Net Cash Used In Investing Activities	(2,714)	(2,333)
Cash Flows From Financing Activities
Payments of deferred financing fees	(250)	—
Net Cash Used In Financing Activities	(250)	—
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	18	3
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(9,471)	(15,819)
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	47,895	52,673
Cash, Cash Equivalents, and Restricted Cash, End of Period	$38,424	$36,854

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal use software	$246	$537
Purchase of fixed assets included in accounts payable	19	3
Cash paid for interest	1,087	—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended June 30,		As Of and For The Six Months Ended June 30,
	2026	2025	2026	2025
Class A Common Stock
Beginning	13	12	$12	$12
Activity under stock compensation plans	—	—	1	—
End of period	13	12	13	12
Class B Common Stock
Beginning and end of period	6	6	6	6
Additional Paid-In Capital
Beginning of period	621,102	602,667	616,741	597,308
Non-cash stock-based compensation	3,953	7,790	10,077	15,663
Activity under stock compensation plans	—	—	(1)	—
Conversion of combined interests into Class A common stock	—	—	116	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(1,284)	(2,483)	(3,162)	(4,997)
End of period	623,771	607,974	623,771	607,974
Accumulated Deficit
Beginning of period	(601,861)	(568,362)	(597,786)	(557,866)
Net loss	(4,653)	(7,897)	(8,728)	(18,393)
End of period	(606,514)	(576,259)	(606,514)	(576,259)
Accumulated Other Comprehensive Income
Beginning of period	36	44	36	19
Foreign currency translation adjustments	(33)	50	(33)	75
Reclassification to net loss	(3)	—	(3)	—
End of period	—	94	—	94
Total Stockholders’ Equity Excluding Noncontrolling Interests	17,276	31,827	17,276	31,827
Noncontrolling Interests
Beginning of period	9,633	18,505	9,924	21,634
Net loss	(2,203)	(4,104)	(4,256)	(9,759)
Foreign currency translation adjustments	—	29	—	41
Reclassification to net loss	(50)	—	(50)	—
Conversion of combined interests into Class A common stock	—	—	(116)	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	1,284	2,483	3,162	4,997
End of period	8,664	16,913	8,664	16,913
Total Stockholders’ Equity	25,940	48,740	$25,940	$48,740
Class A Common Stock - Shares
Beginning of period	125,414	119,356	123,561	117,699
Activity under stock compensation plans	1,628	1,671	2,816	3,328
Conversion of combined interests into Class A common stock	—	—	665	—
End of period	127,042	121,027	127,042	121,027
Class B Common Stock - Shares
Beginning of period	63,730	64,395	64,395	64,395
Conversion of combined interests into Class A common stock	—	—	(665)	—
End of period	63,730	64,395	63,730	64,395
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
Abandonment of First Tutors
In the second quarter of 2026, the Company made a strategic decision to abandon the First Tutors business, which is operated by EduNation Limited, a limited company incorporated in England and Wales. The Company will no longer sell new services under the First Tutors trade name, and it is directing resources toward the growth of its core business. In connection with this abandonment, the Company recorded write-offs of the First Tutors trade name along with other assets and liabilities.
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
NOTE 3 — NONCONTROLLING INTERESTS
As of June 30, 2026, Legacy Nerdy Holders owned 63,730 OpCo Units, equal to 33.4% of the economic interest in Nerdy LLC, and 63,730 shares of Class B Common Stock. As of December 31, 2025, Legacy Nerdy Holders owned 64,395 OpCo Units equal to 34.3% of the economic interest in Nerdy LLC, and 64,395 shares of Class B Common Stock.
Nerdy Inc. owned 66.6% and 65.7% of the outstanding OpCo Units as of June 30, 2026 and December 31, 2025, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders were entitled to or required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.

The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC for the periods presented.

	As Of and For The Three Months Ended June 30,		As Of and For The Six Months Ended June 30,
	2026	2025	2026	2025
OpCo Units
Nerdy Inc.
Beginning of period	125,414	119,356	123,561	117,699
Vesting or exercise of equity awards	1,628	1,671	2,816	3,328
Conversion of Combined Interests into Class A Common Stock	—	—	665	—
End of period	127,042	121,027	127,042	121,027
Legacy Nerdy Holders
Beginning of period	63,730	64,395	64,395	64,395
Conversion of Combined Interests into Class A Common Stock	—	—	(665)	—
End of period	63,730	64,395	63,730	64,395
Total
Beginning of period	189,144	183,751	187,956	182,094
Vesting or exercise of equity awards	1,628	1,671	2,816	3,328
End of period	190,772	185,422	190,772	185,422
Ownership Percentage
Nerdy Inc.
Beginning of period	66.3%	65.0%	65.7%	64.6%
End of period	66.6%	65.3%	66.6%	65.3%
Legacy Nerdy Holders
Beginning of period	33.7%	35.0%	34.3%	35.4%
End of period	33.4%	34.7%	33.4%	34.7%
NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	%	2025	%	2026	%	2025	%
Consumer	$36,452	84%	$37,824	83%	$75,736	82%	$75,837	81%
Institutional	6,752	15%	7,308	16%	16,046	17%	16,688	18%
Other	27	1%	131	1%	184	1%	333	1%
Revenue	$43,231	100%	$45,263	100%	$91,966	100%	$92,858	100%
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

	June 30, 2026	December 31, 2025
Accounts receivable, net	$4,319	$5,639
Deferred revenue	$6,235	$14,481
“Accounts receivable, net” is reported net of reserves of $168 and $485 as of June 30, 2026 and December 31, 2025, respectively.

NOTE 5 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of June 30, 2026.
The effective income tax rate was (0.50)% and (0.62)% for the three months ended June 30, 2026 and 2025, respectively. The effective income tax rate was (0.43)% and (0.36)% for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rates differed significantly from the statutory rates in both the current and prior year periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported in all periods represents amounts owed to state authorities.
NOTE 6 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(4,653)	$(7,897)	$(8,728)	$(18,393)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	126,382	120,151	125,339	119,304

Basic and Diluted loss per share of Class A Common Stock	$(0.04)	$(0.07)	$(0.07)	$(0.15)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	3,821	2,484	3,821	2,484
Stock appreciation rights	5,363	5,643	5,363	5,643
Restricted stock units	7,657	8,605	7,657	8,605
Restricted stock units - founder’s award	9,258	9,258	9,258	9,258
Market-based performance restricted stock units	1,053	3,076	1,053	3,076
Combined Interests that can be converted into shares of Class A Common Stock	63,730	64,395	63,730	64,395
NOTE 7 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	June 30, 2026	December 31, 2025
Fixed assets	$33,156	$30,206
Accumulated depreciation	(22,935)	(21,523)
	$10,221	$8,683

The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2026	2025	2026	2025
Amortization expense related to capitalized internal-use software	Cost of revenue	$584	$1,706	$1,098	$3,367
Depreciation expense	General and administrative expenses	176	132	319	304
NOTE 8 — INTANGIBLE ASSETS, NET
The Company’s intangible assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	June 30, 2026	December 31, 2025
Carrying amount	$2,750	$6,310
Accumulated amortization	(2,062)	(4,417)
	$688	$1,893
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2026	2025	2026	2025
Amortization expense related to intangible assets	General and administrative expenses	$99	$158	$257	$310
NOTE 9 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three and six months ended June 30, 2026 or 2025. The fair values of any outstanding borrowings under the Term Loan (as defined in Note 10) as of June 30, 2026 and December 31, 2025 approximated their carrying values.
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
As of June 30, 2026, the Term Loan had outstanding borrowings of $20,000 and an available borrowing capacity of $10,000. The remaining $10,000 under the first tranche of Term Loan is available to be drawn until December 31, 2026. After the first tranche is drawn in full or after December 31, 2026, the second Term Loan tranche may be made available, subject to the approval of the lenders. The Company’s ability to access the maximum borrowing capacity under the Term Loan will require its future TTM Contribution Margin (as defined in the Loan Agreement) to exceed historical levels. As of June 30, 2026 and December 31, 2025, the interest rate on the outstanding borrowings under the Term Loan was 10.75%
Debt Covenants
The Loan Agreement includes customary representations and warranties and covenants associated with the Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), share repurchases, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Such covenants and limitations on indebtedness include (but are not limited to) that the Company must maintain the greater of (i) $15,000 of Qualified Cash (as defined in the Loan Agreement) or (ii) Qualified Cash that results in Remaining Months Liquidity (as defined in the Loan Agreement) of at least 6 months. Additionally, the Company’s outstanding borrowings must not exceed certain multiples of its TTM Contribution Margin. If at any time, the outstanding borrowings exceed the required multiple of the TTM Contribution Margin, the Company will be required to immediately repay principal until the outstanding borrowings are less than the applicable multiple. The Company’s ability to access the maximum borrowing capacity under the Term Loan will require its future TTM Contribution Margin to exceed historical levels. As of June 30, 2026, the Company was in compliance with these covenants.
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
As of June 30, 2026, Nerdy Inc. has not recognized a liability of $118,238 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy’s LLC future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three and six months ended June 30, 2026 or 2025. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within the statement of operations.
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
The following table presents information about the Company’s Tutoring Segment for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$43,231	$45,263	$91,966	$92,858

Less:
Cost of revenue	15,247	17,421	31,708	37,405
Employee-related expense (excluding product and development expense)	13,865	19,037	31,239	39,519
Marketing expense	6,531	6,788	14,931	15,219
Product and development expense	9,764	10,683	18,939	21,417
Depreciation and amortization of intangible assets	275	290	576	614
Other segment items (a)	4,024	3,336	6,862	7,561
Interest expense	672	—	1,332	—
Interest income	(325)	(365)	(693)	(827)
Income tax expense	34	74	56	102
Segment Net Loss	$(6,856)	$(12,001)	$(12,984)	$(28,152)
(a)Other segment items consists of tutor acquisition costs, professional services expense, restructuring expense, rent expense, and other operating costs.
NOTE 14 — SUBSEQUENT EVENT
Wind-Down of Varsity Tutors for Schools
On July 31, 2026, subsequent to the end of the period, the Company committed to a plan to wind down its Varsity Tutors for Schools offering and business line, which leveraged its next-generation live tutoring and intervention platform capabilities to offer high-dosage tutoring and its online learning solutions to education systems (“Institutions”). In connection with the wind-down, the Company estimates it will incur exit-related costs of approximately $2,000 to $4,000, consisting of employee severance and other employee termination benefits, contract termination costs, asset impairment charges, and other exit-related costs. The Company expects to recognize substantially all of these costs during the third quarter of 2026. No adjustment has been made to the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026. Varsity Tutors for Schools revenue, included within Institutional revenue in Note 4, was $4,311 and $10,339 for the three and six months ended June 30, 2026, respectively.

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
OVERVIEW
We operate a next-generation live tutoring and intervention platform that leverages the power of human expertise with advanced artificial intelligence (“AI”) to personalize learning, accelerate student achievement, and empower educators. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including AI, to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including Learning Memberships, one-on-one instruction, small group tutoring, large format classes, chat, essay review, adaptive assessments, and self-study tools. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Our solutions are available to Learners either directly through Learning Memberships (“Consumers”) and, historically, through education systems (“Institutions”). Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our offerings have included our legacy Varsity Tutors for Schools, a product suite that leveraged our next-generation live tutoring and intervention platform capabilities to offer high-dosage tutoring and our online learning solutions to Institutions. We have built a diversified business across the following audiences: K-8, High School, College, Graduate School, and Professional.
ABANDONMENT OF FIRST TUTORS
In the second quarter of 2026, we made a strategic decision to abandon the First Tutors business, which is operated by EduNation Limited, a limited company incorporated in England and Wales. We will no longer sell new services under the First Tutors trade name, and we are directing resources toward the growth of our core business. In connection with this abandonment, we recorded write-offs of the First Tutors trade name along with other assets and liabilities.
WIND-DOWN OF VARSITY TUTORS FOR SCHOOLS
On July 31, 2026, subsequent to the end of the period, we committed to a plan to wind down our Varsity Tutors for Schools offering and business line. In connection with the wind-down, the Company estimates it will incur exit-related costs of approximately $2,000 thousand to $4,000 thousand, consisting of employee severance and other employee termination benefits, contract termination costs, asset impairment charges, and other exit-related costs. The Company expects to recognize substantially all of these costs during the third quarter of 2026. No adjustment has been made to the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026. Varsity Tutors for Schools revenue, included within Institutional revenue below, was $4,311 thousand and $10,339 thousand for the three and six months ended June 30, 2026, respectively.
KEY OPERATING METRICS
We monitor the following key operating metrics, among others, to evaluate the performance of our business.
“Active Member(s)” is defined as the number of Learners with an active paid Learning Membership as of the date presented. Variations in the number of Active Members are due to changes in demand for our solutions, seasonality, testing schedules, and the launch of new membership options. As a result, we believe Active Members is a key indicator of our ability to attract, engage, and retain Learners. Active Members excludes our Institutional business. While our Active Member count as of June 30, 2026 was lower when compared to June 30, 2025, the rate of decline has narrowed sequentially for four consecutive quarters and we believe the recent rollout and continued advancement of our new Learner and Expert platform user experiences will result in positive growth by the end of 2026.

Active Members in thousands	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Active Members	29.1	36.9	33.2	34.3	30.6	40.5
YoY change	(5)%	(9)%	(11)%	(14)%	(14)%	(12)%
“Average Revenue per Member per Month” (“ARPM”) is defined as the average Consumer Learning Membership subscription revenue per member per month as of the date presented. Variations in ARPM are primarily due to changes in the mix of Learning Memberships sold and pricing changes. We believe ARPM is a key indicator of the value we provide to our customers. ARPM excludes our Institutional business. ARPM as of June 30, 2026 was higher when compared to June 30, 2025, primarily driven by price increases enacted in February 2025.

ARPM in ones	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
ARPM	$366	$374	$364	$374	$348	$335
YoY change	5%	12%	21%	24%	24%	14%
“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. We believe Active Experts is a key indicator of our ability to service Learners and provide Experts with revenue-generating opportunities. Active Experts includes our Institutional business. The following table summarizes Active Experts for the periods presented. Our Active Expert count during the three and six months ended June 30, 2026 decreased when compared to the prior year periods. This decrease was primarily due to lower Consumer Active Experts, driven by utilization of the highest quality Experts by encouraging them to work with more Learners and develop deeper relationships that allow for increased revenue-generating opportunities. We believe our Active Expert count at June 30, 2026 is sufficient to meet our near-term growth objectives.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
Active Experts in thousands	2026	2025	%	2026	2025	%
Active Experts	8.4	9.7	(13)%	9.8	12.1	(19)%
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
dollars in thousands	2026	%	2025	%	2026	%	2025	%
Revenue	$43,231	100%	$45,263	100%	$91,966	100%	$92,858	100%
Cost of revenue	15,247	35%	17,421	38%	31,708	34%	37,405	40%
Gross Profit	27,984	65%	27,842	62%	60,258	66%	55,453	60%
Sales and marketing expenses	11,571	27%	13,558	30%	25,728	28%	29,343	32%
General and administrative expenses	22,889	53%	26,572	59%	46,804	51%	54,983	59%
Operating Loss	(6,476)	(15)%	(12,288)	(27)%	(12,274)	(13)%	(28,873)	(31)%
Interest expense	672	1%	—	—%	1,332	1%	—	—%
Interest income	(325)	—%	(365)	(1)%	(693)	—%	(827)	(1)%
Other (income) expense, net	(1)	—%	4	—%	15	—%	4	—%
Loss before Income Taxes	(6,822)	(16)%	(11,927)	(26)%	(12,928)	(14)%	(28,050)	(30)%
Income tax expense	34	—%	74	—%	56	—%	102	—%
Net Loss	(6,856)	(16)%	(12,001)	(26)%	(12,984)	(14)%	(28,152)	(30)%

Revenue
Revenue for the three months ended June 30, 2026 decreased when compared to the prior year period due to lower Consumer and Institutional revenue. The decrease in Consumer revenue was primarily driven by a lower Active Member count, partially offset by higher ARPM. As we began to lap the price increases enacted in February 2025, the rate of ARPM growth moderated year-over-year. Revenue for the six months ended June 30, 2026 decreased slightly when compared to the prior year period primarily due to lower Institutional revenue. Consumer revenue was relatively flat year-over-year as a lower Active Member count was offset by higher ARPM, which was primarily a result of price increases enacted in February 2025. Revenue for future periods will be impacted by the previously announced wind-down of Varsity Tutors for Schools.
While both current year periods were impacted by a lower Active Member count when compared to the corresponding prior year periods, the rate of decline has narrowed sequentially for four consecutive quarters, and we expect to return to positive Active Member growth by the end of 2026.
The following tables present our revenue by business category for the periods presented.

	Three Months Ended June 30,				Change
dollars in thousands	2026	%	2025	%	$	%
Consumer	$36,452	84%	$37,824	83%	$(1,372)	(4)%
Institutional	6,752	15%	7,308	16%	(556)	(8)%
Other	27	1%	131	1%	(104)	(79)%
Revenue	$43,231	100%	$45,263	100%	$(2,032)	(4)%

	Six Months Ended June 30,				Change
dollars in thousands	2026	%	2025	%	$	%
Consumer	$75,736	82%	$75,837	81%	$(101)	—%
Institutional	16,046	17%	16,688	18%	(642)	(4)%
Other	184	1%	333	1%	(149)	(45)%
Revenue	$91,966	100%	$92,858	100%	$(892)	(1)%
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
dollars in thousands	2026	2025	$	%	2026	2025	$	%
Revenue	$43,231	$45,263	$(2,032)	(4)%	$91,966	$92,858	$(892)	(1)%
Cost of revenue	15,247	17,421	2,174	12%	31,708	37,405	5,697	15%
Gross Profit	$27,984	$27,842	$142	1%	$60,258	$55,453	$4,805	9%
% Margin	65%	62%			66%	60%
Cost of revenue included amortization expense related to capitalized internal-use software of $584 thousand and $1,706 thousand for the three months ended June 30, 2026 and 2025, respectively, and $1,098 thousand and $3,367 thousand for the six months ended June 30, 2026 and 2025, respectively. Cost of revenue, gross profit, and gross margin improvements for the three and six months ended June 30, 2026 were primarily driven by lower amortization of capitalized internal-use software as a result of a charge for the abandonment of capitalized internal-use software that occurred in the fourth quarter of 2025. Cost of revenue, gross profit, and gross margin for three and six months ended June 30, 2026 were also positively impacted by lower Expert costs of $1,052 thousand and $3,428 thousand, respectively, when compared to the corresponding prior year periods.
Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
dollars in thousands	2026	2025	$	%	2026	2025	$	%
Sales and marketing expenses	$11,571	$13,558	$(1,987)	(15)%	$25,728	$29,343	$(3,615)	(12)%
General and administrative expenses	22,889	26,572	(3,683)	(14)%	46,804	54,983	(8,179)	(15)%
Total operating expenses	$34,460	$40,130	$(5,670)	(14)%	$72,532	$84,326	$(11,794)	(14)%
Sales and Marketing
Sales and marketing expenses for the three months ended June 30, 2026 and 2025 included non-cash stock-based compensation of $257 thousand and $330 thousand, respectively. Excluding these impacts, sales and marketing expenses decreased $1,914 thousand, or 14%. Sales and marketing expenses for the six months ended June 30, 2026 included non-cash stock-based compensation and restructuring costs of $553 thousand. Sales and marketing expenses for the six months ended June 30, 2025 included non-cash stock-based compensation and restructuring costs of $674 thousand and $193 thousand, respectively. Excluding these impacts, sales and marketing expenses decreased $3,301 thousand, or 12%. These decreases were driven by AI-enabled productivity gains and reduced investment in our Institutional business.
General and Administrative
General and administrative expenses include compensation for certain employees, support services, product and development expenses intended to support continued innovation, and other operating expenses. Product and development costs were $9,764 thousand and $10,683 thousand for the three months ended June 30, 2026 and 2025, respectively, and $18,939 thousand and $21,417 thousand for the six months ended June 30, 2026 and 2025, respectively. Product and development costs include compensation for employees on our product and engineering teams who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the three months ended June 30, 2026 included non-cash stock based compensation and restructuring costs of $3,596 thousand and $882 thousand, respectively. General and administrative expenses for the three months ended June 30, 2025 included non-cash stock based compensation of $7,208 thousand. Excluding these impacts, general and administrative expenses decreased $953 thousand, or 5%. General and administrative expenses for the six months ended June 30, 2026 included non-cash stock based compensation and restructuring costs of $9,278 thousand and $882 thousand, respectively. General and administrative expenses for the six months ended June 30, 2025 included non-cash stock based compensation and restructuring costs of $14,452 thousand and $455 thousand, respectively. Excluding these impacts, general and administrative expenses decreased $3,432 thousand, or 9%. We are applying AI systematically across the tech stack, helping drive continued cost reductions and improved unit economics.
Interest Expense
Interest expense for the three and six months ended June 30, 2026 was $672 thousand and $1,332 thousand, which was driven by our outstanding borrowings under our term loan that was originated in November 2025.
Interest Income
Interest income for the three months ended June 30, 2026 was $325 thousand, compared to interest income of $365 thousand in the same period in 2025. Interest income for the six months ended June 30, 2026 was $693 thousand, compared to interest income of $827 thousand in the same period in 2025. These decreases were driven by lower interest income on our cash balances during the current period.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents totaling $38,424 thousand and $47,895 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed through cash on hand, debt financing, and capital contributions. To the extent we continue to generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand or from our term loan. If cash on hand or from our term loan is not sufficient to fund our business, we may also need to implement significant cost-containment measures or explore additional financing alternatives. However, there can be no assurance that any financing would be available to us on acceptable terms, or at all, or that any cost-containment measures we implement would be sufficient or effective in reducing losses or preserving liquidity.
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
The following table sets forth our cash flows for the periods presented.

	Six Months Ended June 30,
dollars in thousands	2026	2025
Cash used in:
Operating activities	$(6,525)	$(13,489)
Investing activities	(2,714)	(2,333)
Financing activities	(250)	—
Effect of Exchange Rate Change on Cash, Cash equivalents, and Restricted Cash	18	3
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(9,471)	$(15,819)
Operating Activities
Cash used in operating activities for the six months ended June 30, 2026 decreased $6,964 thousand when compared to the same period in 2025, due to higher gross profit, coupled with lower sales and marketing and general and administrative expenses. These impacts were partially offset by lower Institutional bookings and by interest payments of $1,087 thousand made in connection with our term loan that originated in November 2025. Cash used in operating activities for the six months ended June 30, 2025 was impacted by the payment of a legal settlement of $2,000 thousand.
Investing Activities
Cash used in investing activities was $2,714 thousand and $2,333 thousand for the six months ended June 30, 2026 and 2025, respectively. Cash used in investing activities for both periods related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2026 was $250 thousand as we paid deferred financing fees previously incurred in connection with our term loan that was originated in November 2025. We did not have any financing activities during the six months ended June 30, 2025.
Debt Covenants
Our loan agreement includes customary representations and warranties and covenants associated with our term loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), share repurchases, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Such covenants and limitations on indebtedness include (but are not limited to) that we must maintain the greater of (i) $15,000 thousand of Qualified Cash (as defined in the loan agreement) or (ii) Qualified Cash that results in Remaining Months Liquidity (as defined in our loan agreement) of at least 6 months. Additionally, our outstanding borrowings must not exceed certain multiples of our TTM Contribution Margin. If at any time, the outstanding borrowings exceed the required multiple of our TTM Contribution Margin, we will be required to immediately repay principal until the outstanding borrowings are less than the applicable multiple. Our ability to access the maximum borrowing capacity under our term loan will require our future TTM Contribution Margin to exceed historical levels. As of June 30, 2026, we were in compliance with these covenants.

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
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including our expectations with respect to: revenue and active member growth; enhancing the Learning Membership experience; AI-enabled productivity and operating leverage; or the sufficiency of our cash to fund future operations. Any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “approximately,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “seeks,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our financial condition, results of operations, and cash flows may differ materially from those in the forward-looking statements as a result of various factors, including:
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
•risks associated with our ability to acquire and retain customers, operate, and scale up our Consumer business;
•risks associated with the implementation of our plan to wind down Varsity Tutors for Schools, including the timing and amount of expected exit costs, our ability to realize anticipated benefits, and the impact on our business and results of operations;
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
Interest Rate Risk
As of June 30, 2026 and December 31, 2025, we had outstanding principal value of indebtedness of $20,000 thousand related to outstanding borrowings under our Term Loan that bore interest at a weighted-average variable rate of 10.75%. A hypothetical 100 basis point change in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during the three and six months ended June 30, 2026. We did not have any outstanding indebtedness during the three and six months ended June 30, 2025. For additional information regarding the Company’s debt, refer to Note 10 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on that evaluation, the Company’s CEO and CFO concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Related to the Ownership of Class A Common Stock, Our Status as a Public Company, and the Tax Receivable Agreement
We cannot assure you that a proposed reverse stock split, if effected, will increase the trading price of our Class A Common Stock. There can be no assurance that the total market capitalization of our Class A Common Stock (the aggregate value of all of our outstanding Class A Common Stock at the then market price after a reverse stock split) will be equal to or greater than the total market capitalization before a reverse stock split, or that the per share market price of our Class A Common Stock following a reverse stock split will either equal or exceed the current per share market price.
On March 5, 2026, we received a letter (the “Letter”) from the New York Stock Exchange (the “NYSE”) notifying us that we were not in compliance with Rule 802.01C of the NYSE’s Listed Company Manual because the minimum average closing price for our Class A Common Stock had been below $1.00 per share for the previous 30 consecutive trading-day period and therefore no longer complied with the minimum bid price requirement for continued listing on the NYSE. The Letter had no immediate effect on our listing on the NYSE or on the trading of our Class A Common Stock. The Letter provided us with a six-month compliance period, or until September 5, 2026, to regain compliance. We can regain compliance at any time within the six-month compliance period if on the last trading day of any calendar month during the compliance period our Class A Common Stock has a closing share price of at least $1.00 per share and an average closing share price of at least $1.00 per share over the 30 trading-day period ending on the last trading day of that month.
On June 30, 2026, the closing sale price of our Class A common stock, par value $0.0001 per share (our “Class A Common Stock”) on the New York Stock Exchange (the“NYSE”) was $0.92 per share. Reducing the number of outstanding shares of our Common Stock through a reverse stock split, if our board decides to proceed with a reverse stock split, is intended to increase the per share trading price of our Class A Common Stock to exceed the minimum bid price requirement for continued listing on the NYSE for at least the required period of time. However, we cannot assure you that the market price per share of our Class A Common Stock after a reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of Class A Common Stock outstanding before a reverse stock split. Even if we implement a reverse stock split, the per share trading price of our Class A Common Stock may decrease due to factors unrelated to a reverse stock split. The effect of a reverse stock split on the per share trading price of our Class A Common Stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies is varied, particularly since some investors may view a reverse stock split negatively. In many cases, the market price of a company’s shares declines after a reverse stock split, or the market price of a company’s shares immediately after a reverse stock split does not reflect a proportionate or mathematical adjustment to the market price based on the ratio of the reverse stock split. Other factors, such as our financial results, market conditions and the market perception of our business, may adversely affect the per share trading price of our Class A Common Stock. Accordingly, the total market capitalization of our Class A Common Stock and the Company after a reverse stock split may be lower than the total market capitalization before a reverse stock split, and it is possible that a reverse stock split may not result in a per share trading price that would attract investors who do not trade in lower priced stocks. As a result, there can be no assurance that a reverse stock split, if completed, will result in the benefits that we anticipate or that the per share trading price of our Common Stock will not decrease in the future.
A proposed reverse stock split may decrease the liquidity of our Class A Common Stock and result in higher transaction costs.
The liquidity of our Class A Common Stock may be negatively impacted by a reverse stock split, given the reduced number of shares that would be outstanding after a reverse stock split, particularly if the per share trading price of our Class A Common Stock does not increase proportionately as a result of a reverse stock split. In addition, if a reverse stock split is implemented, it will increase the number of our stockholders who own “odd lots” of fewer than 100 shares of Class A Common Stock. Brokerage commission and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of Class A Common Stock. Further, although we believe a reverse stock split may enhance the marketability of our Class A Common Stock to certain potential investors, we cannot assure you that, if implemented, our Class A Common Stock will be more attractive to investors. While our board believes that a higher stock price may help generate the interest of new investors, a reverse stock split may not result in a per-share price that will attract certain types of investors, such as institutional investors or investment funds, and such share price may not satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our Common Stock may not improve as a result of a reverse stock split and could be adversely affected by a higher per share price. Accordingly, a reverse stock split may not achieve the desired results of increasing marketability of our common stock.
Even if a reverse stock split is effected, we may not be able to satisfy all of the other requirements for continued listing of our Class A Common Stock on the NYSE or any other stock exchange.
Our board is submitting a reverse stock split proposed to our stockholders for approval with the primary intent of increasing the market price and minimum bid price of our Class A Common Stock to regain and maintain compliance with the listing requirements of the NYSE and to make our Class A Common Stock more attractive to a broader range of institutional and other investors. However, continued listing on such exchange requires compliance with a variety of other qualitative and quantitative listing standards. Even if we effect a reverse stock split, we may not be able to satisfy or maintain listing requirements on the NYSE or any other stock exchange. We cannot provide any assurances that we will be able to maintain a listing of the Class A Common Stock on the NYSE or any other stock exchange.
As we would not reduce the number of authorized shares of preferred stock, a reverse stock split could make a change of control more difficult because we will have the right to issue proportionally more shares.
A reverse stock split will not change the number of authorized shares of our preferred stock, as designated by our certificate of incorporation. Our certificate of incorporation authorizes us to issue one or more series of preferred stock, which we are not changing in a reverse stock split. Our board has the authority to determine the rights, preferences, and privileges of, and restrictions on, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series (but not below the number of shares of such series then outstanding), without any further vote or action by our stockholders. Our Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A Common Stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Common Stock.
A reverse stock split would not be recommended by our board as part of an anti-takeover strategy, but rather its principal purpose is for our Company to maintain compliance with the NYSE’s listing standards to maintain the listing of our Class A Common Stock and to make such shares more attractive to a broader group of investors.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted, modified ,or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended June 30, 2026.

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

†10.1
Executive Services Agreement, dated as of February 23, 2026, by and between Atul Bagga and Nerdy Inc, Nerdy LLC, and Live Learning Technologies Shared Resources LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on April 6, 2026 (File No. 001-39595)).

†10.2
Consulting Agreement, Departure Agreement, and General Release, dated as of May 21, 2026, by and between Jason Pello and Nerdy Inc., Nerdy LLC, Varsity Tutors LLC, Varsity Tutors for Schools LLC, and Live Learning Technologies Shared Resources LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on May 22, 2026 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026.

31.2	Certification of Atul Bagga pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026.

* 32.1	Certification of Charles Cohn and Atul Bagga, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026.

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2026 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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

Nerdy Inc.

Date: August 6, 2026	By:	/s/ Kyle Callaway
Name: Kyle Callaway
Title: Chief Accounting Officer