Form 10-Q
period 2026-09-30
Nerdy Inc.
filed 2026-11-09
CIK 1819404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-39595
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
Class A common stock, par value $0.0001 per share - 8,598,829 shares of common stock as of October 31, 2026
Class B common stock, par value $0.0001 per share - 4,248,687 shares of common stock as of October 31, 2026

NERDY INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$33,189	$37,019	$125,155	$129,877
Cost of revenue	13,386	13,723	45,094	51,128
Gross Profit	19,803	23,296	80,061	78,749
Sales and marketing expenses	13,760	16,563	39,488	45,906
General and administrative expenses	18,413	25,815	65,217	80,798
Operating Loss	(12,370)	(19,082)	(24,644)	(47,955)
Interest expense	691	—	2,023	—
Interest income	(281)	(357)	(974)	(1,184)
Other expense (income), net	2	(4)	17	—
Loss before Income Taxes	(12,782)	(18,721)	(25,710)	(46,771)
Income tax expense	62	35	118	137
Net Loss	(12,844)	(18,756)	(25,828)	(46,908)
Net loss attributable to noncontrolling interests	(4,251)	(6,469)	(8,507)	(16,228)
Net Loss Attributable to Class A Common Stockholders	$(8,593)	$(12,287)	$(17,321)	$(30,680)

Loss per share of Class A Common Stock:
Basic and Diluted	$(1.01)	$(1.51)	$(2.06)	$(3.83)

Weighted-Average Shares of Class A Common Stock Outstanding:
Basic and Diluted	8,521	8,111	8,411	8,006
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Loss	$(12,844)	$(18,756)	$(25,828)	$(46,908)
Foreign currency translation adjustments	—	(26)	(33)	90
Reclassification to net loss (see Note 1)	—	—	(53)	—
Total Comprehensive Loss	(12,844)	(18,782)	(25,914)	(46,818)
Comprehensive loss attributable to noncontrolling interests	(4,251)	(6,478)	(8,557)	(16,196)
Total Comprehensive Loss Attributable to Class A Common Stockholders	$(8,593)	$(12,304)	$(17,357)	$(30,622)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$42,535	$47,895
Accounts receivable, net	2,446	5,639
Other current assets	2,695	4,640
Total Current Assets	47,676	58,174
Fixed assets, net	9,278	8,683
Goodwill	5,717	5,717
Intangible assets, net	619	1,893
Other assets	1,542	1,699
Total Assets	$64,832	$76,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,017	$3,376
Deferred revenue	5,475	14,481
Other current liabilities	7,796	7,768
Total Current Liabilities	18,288	25,625
Long-term debt	29,714	19,327
Other liabilities	1,784	2,281
Total Liabilities	49,786	47,233
Stockholders’ Equity
Class A common stock	1	1
Class B common stock	—	—
Additional paid-in capital	625,157	616,758
Accumulated deficit	(615,107)	(597,786)
Accumulated other comprehensive income	—	36
Total Stockholders’ Equity Excluding Noncontrolling Interests	10,051	19,009
Noncontrolling interests	4,995	9,924
Total Stockholders’ Equity	15,046	28,933
Total Liabilities and Stockholders’ Equity	$64,832	$76,166
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net Loss	$(25,828)	$(46,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	11,679	21,973
Depreciation & amortization	2,165	5,540
Amortization of intangibles	326	468
Amortization of deferred financing fees	387	—
Non-cash loss on abandonment of business lines	3,276	—
Other	—	69
Other changes in operating assets and liabilities:
Decrease in accounts receivable, net	1,797	839
Decrease (increase) in other current assets	1,742	(578)
Decrease in other assets	157	748
Increase in accounts payable	1,647	3,041
(Decrease) increase in deferred revenue	(8,564)	171
Increase (decrease) in other current liabilities	373	(239)
Decrease in other liabilities	(246)	(1,037)
Net Cash Used in Operating Activities	(11,089)	(15,913)
Cash Flows From Investing Activities
Capital expenditures	(4,050)	(4,051)
Net Cash Used In Investing Activities	(4,050)	(4,051)
Cash Flows From Financing Activities
Proceeds from term loan	10,000	—
Payments of deferred financing fees	(250)	—
Net Cash Provided By (Used In) Financing Activities	9,750	—
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	29	1
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(5,360)	(19,963)
Cash, Cash equivalents, and Restricted Cash, Beginning of Year	47,895	52,673
Cash, Cash Equivalents, and Restricted Cash, End of Period	$42,535	$32,710

Supplemental Cash Flow Information
Non-cash stock-based compensation included in capitalized internal-use software	$348	$789
Purchase of fixed assets included in accounts payable	3	—
Cash paid for interest	1,636	—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NERDY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	As Of and For The Three Months Ended September 30,		As Of and For The Nine Months Ended September 30,
	2026	2025	2026	2025
Class A Common Stock
Beginning and end of period	$1	$1	$1	$1
Class B Common Stock
Beginning and end of period	—	—	—	—
Additional Paid-In Capital
Beginning of period	623,789	607,991	616,758	597,325
Non-cash stock-based compensation	1,950	7,099	12,027	22,762
Conversion of combined interests into Class A common stock	—	—	116	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	(582)	(2,350)	(3,744)	(7,347)
End of period	625,157	612,740	625,157	612,740
Accumulated Deficit
Beginning of period	(606,514)	(576,259)	(597,786)	(557,866)
Net loss	(8,593)	(12,287)	(17,321)	(30,680)
End of period	(615,107)	(588,546)	(615,107)	(588,546)
Accumulated Other Comprehensive Income
Beginning of period	—	94	36	19
Foreign currency translation adjustments	—	(17)	(33)	58
Reclassification to net loss	—	—	(3)	—
End of period	—	77	—	77
Total Stockholders’ Equity Excluding Noncontrolling Interests	10,051	24,272	10,051	24,272
Noncontrolling Interests
Beginning of period	8,664	16,913	9,924	21,634
Net loss	(4,251)	(6,469)	(8,507)	(16,228)
Foreign currency translation adjustments	—	(9)	—	32
Reclassification to net loss	—	—	(50)	—
Conversion of combined interests into Class A common stock	—	—	(116)	—
Rebalancing of ownership percentage between controlling and the noncontrolling interests	582	2,350	3,744	7,347
End of period	4,995	12,785	4,995	12,785
Total Stockholders’ Equity	$15,046	$37,057	$15,046	$37,057
Class A Common Stock - Shares
Beginning of period	8,469	8,068	8,237	7,846
Activity under stock compensation plans	66	90	254	312
Conversion of combined interests into Class A common stock	—	—	44	—
End of period	8,535	8,158	8,535	8,158
Class B Common Stock - Shares
Beginning of period	4,249	4,293	4,293	4,293
Conversion of combined interests into Class A common stock	—	—	(44)	—
End of period	4,249	4,293	4,249	4,293
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
Wind-Down of Varsity Tutors for Schools
In the third quarter of 2026, the Company committed to a strategic plan to wind down its Varsity Tutors for Schools offering and business line (“VT4S”), which provided high-dosage tutoring and online learning solutions to education systems (“Institutions”). The Company recognized exit-related costs consisting of employee severance and other termination benefits, contract termination costs, and asset abandonment charges. The results of Varsity Tutors for Schools are included within continuing operations within these unaudited condensed consolidated financial statements and notes thereto. For additional information, see Notes 4, 5, and 8.
Abandonment of First Tutors
In the second quarter of 2026, the Company made a strategic decision to abandon the First Tutors business, which was operated by EduNation Limited, a limited company incorporated in England and Wales, a wholly owned subsidiary of Nerdy LLC. The Company no longer sells new services under the First Tutors trade name, and it is directing resources toward the growth of its core business. In connection with this abandonment, the Company recorded write-offs of the First Tutors trade name along with other assets and liabilities. The results of First Tutors are included within continuing operations within these unaudited condensed consolidated financial statements and notes thereto. For additional information, see Note 5.
Reverse Stock Split
On August 19, 2026, Nerdy Inc. effected a 1-for-15 reverse stock split of its Common Stock (the “Reverse Stock Split”). In connection with the Reverse Stock Split, Nerdy Inc. filed a certificate of amendment with the Secretary of State of the State of Delaware to amend Nerdy Inc.’s amended and restated certificate of incorporation. The Reverse Stock Split became effective on August 19, 2026. As a result of the Reverse Stock Split, every 15 shares of Nerdy Inc.’s Common Stock issued or outstanding were automatically reclassified into one new share of Common Stock without any action on the part of the holders. The Reverse Stock Split did not modify any rights or preferences of the shares of Nerdy Inc.’s Common Stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying Nerdy Inc.’s outstanding equity awards, as applicable, as well as to the number of shares issuable under Nerdy Inc.’s equity incentive plans and certain existing agreements. The Common Stock issued pursuant to the Reverse Stock Split remained fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock. Nerdy LLC effected a corresponding reverse unit split of all outstanding Nerdy LLC units at the same ratio as the Reverse Stock Split, in accordance with its LLC Agreement. No fractional shares were issued in connection with the Reverse Stock Split. Any common stockholders who were entitled to receive fractional shares as a result of the Reverse Stock Split instead received cash in lieu of such fractional shares. All share and per share amounts of Nerdy Inc.’s Common Stock presented in these unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in the par value of the Common Stock to additional paid-in capital. Additionally, shares underlying unvested equity awards have been retroactively adjusted for all periods presented.
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
NOTE 3 — NONCONTROLLING INTERESTS
As of September 30, 2026, Legacy Nerdy Holders owned 4,249 OpCo Units, equal to 33.2% of the economic interest in Nerdy LLC, and 4,249 shares of Class B Common Stock. As of December 31, 2025, Legacy Nerdy Holders owned 4,293 OpCo Units equal to 34.3% of the economic interest in Nerdy LLC, and 4,293 shares of Class B Common Stock.
Nerdy Inc. owned 66.8% and 65.7% of the outstanding OpCo Units as of September 30, 2026 and December 31, 2025, respectively. The financial results of Nerdy LLC and its subsidiaries were consolidated with and into Nerdy Inc., and the portions of the consolidated net earnings (loss) of Nerdy LLC, which the Legacy Nerdy Holders were entitled to or required to absorb, was allocated to NCI. At the end of each reporting period, Nerdy LLC equity attributable to Nerdy Inc. and the Legacy Nerdy Holders was rebalanced to reflect Nerdy Inc.’s and the Legacy Nerdy Holders’ ownership in Nerdy LLC.
The following table summarizes the changes in ownership of OpCo Units in Nerdy LLC for the periods presented.

	As Of and For The Three Months Ended September 30,		As Of and For The Nine Months Ended September 30,
	2026	2025	2026	2025
OpCo Units
Nerdy Inc.
Beginning of period	8,469	8,068	8,237	7,846
Vesting or exercise of equity awards	66	90	254	312
Conversion of Combined Interests into Class A Common Stock	—	—	44	—
End of period	8,535	8,158	8,535	8,158
Legacy Nerdy Holders
Beginning of period	4,249	4,293	4,293	4,293
Conversion of Combined Interests into Class A Common Stock	—	—	(44)	—
End of period	4,249	4,293	4,249	4,293
Total
Beginning of period	12,718	12,361	12,530	12,139
Vesting or exercise of equity awards	66	90	254	312
End of period	12,784	12,451	12,784	12,451
Ownership Percentage
Nerdy Inc.
Beginning of period	66.6%	65.3%	65.7%	64.6%
End of period	66.8%	65.5%	66.8%	65.5%
Legacy Nerdy Holders
Beginning of period	33.4%	34.7%	34.3%	35.4%
End of period	33.2%	34.5%	33.2%	34.5%
NOTE 4 — REVENUE
The following table presents the Company’s revenue by business category for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	%	2025	%	2026	%	2025	%
Consumer	$30,739	93%	$33,166	89%	$106,475	85%	$109,003	84%
Institutional (a)	2,450	7%	3,688	10%	18,496	14%	20,376	15%
Other	—	—%	165	1%	184	1%	498	1%
Revenue	$33,189	100%	$37,019	100%	$125,155	100%	$129,877	100%
(a)Includes VT4S revenue of $514 and $1,776 for the three months ended September 30, 2026 and 2025, respectively, and $10,853 and $12,935 for the nine months ended September 30, 2026 and 2025, respectively. For additional information on the wind-down of VT4S, see Notes 1, 5, and 8.
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

	September 30, 2026	December 31, 2025
Accounts receivable, net	$2,446	$5,639
Deferred revenue	$5,475	$14,481
“Accounts receivable, net” is reported net of reserves of $285 and $485 as of September 30, 2026 and December 31, 2025, respectively.
NOTE 5 — RESTRUCTURING
In the third quarter of 2026, the Company committed to a strategic plan to wind down VT4S, which provided high-dosage tutoring and online learning solutions to Institutions. The Company recognized exit-related costs during the nine months ended September 30, 2026 consisting of employee severance and other termination benefits, contract termination costs, and asset abandonment charges. No other costs are expected to be incurred related to this event. The Company expects to settle the related liabilities by the end of the second quarter of 2027.
In the second quarter of 2026, the Company made a strategic decision to abandon the First Tutors business, which was operated by EduNation Limited, a limited company incorporated in England and Wales. In connection with this abandonment, the Company recorded write-offs of the First Tutors trade name along with other assets and liabilities during the nine months ended September 30, 2026. No other costs are expected to be incurred related to this event. The Company expects to settle the related liabilities by the end of the fourth quarter of 2026.
For additional information on these restructuring events, see Notes 1, 4, and 8. Amounts related to the restructuring events are shown in the following table.

	Employee-Related Costs	Contract Termination Costs	Asset Abandonment Charges	Total
Balance, December 31, 2025	$—	$—	$—	$—
Charge to expense	583	1,723	2,550	4,856
Cash payments	(528)	(92)	—	(620)
Non-cash charges	—	(726)	(2,550)	(3,276)
Balance, September 30, 2026	$55	$905	$—	$960

Total expected restructuring charges	$583	$1,723	$2,550	$4,856
Cumulative restructuring charges incurred to date	583	1,723	2,550	4,856
Remaining expected restructuring charges	$—	$—	$—	$—
During the three and nine months ended September 30, 2026, the Company incurred total restructuring charges of $3,974 and $4,856, respectively. Of the total restructuring charges incurred during the three months ended September 30, 2026, $1,606, $221, and $2,147 were included in “Cost of revenue”, “Sales and marketing expenses”, and “General and administrative expenses”, respectively, in the Condensed Consolidated Statement of Operations. Of the total restructuring charges incurred during the nine months ended September 30, 2026, $1,606, $221, and $3,029 were included in “Cost of revenue”, “Sales and marketing expenses”, and “General and administrative expenses”, respectively in the Condensed Consolidated Statement of Operations.
NOTE 6 — INCOME TAXES
Nerdy Inc. holds an economic interest in Nerdy LLC (see Notes 1 and 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Nerdy LLC is generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Nerdy Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of Nerdy LLC. The Company continues to maintain a full valuation allowance against the deferred tax assets at Nerdy Inc. as of September 30, 2026.
The effective income tax rate was (0.49)% and (0.19)% for the three months ended September 30, 2026 and 2025, respectively. The effective income tax rate was (0.46)% and (0.29)% for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rates differed significantly from the statutory rates in both the current and prior year periods, primarily as a result of changes in the valuation allowance and income tax benefit attributable to the NCI. Income tax expense reported in all periods represents amounts owed to state authorities.
NOTE 7 — LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to Class A Common Stockholders for basic and diluted loss per share	$(8,593)	$(12,287)	$(17,321)	$(30,680)

Weighted-average shares of Class A Common Stock for basic and diluted loss per share	8,521	8,111	8,411	8,006

Basic and Diluted loss per share of Class A Common Stock	$(1.01)	$(1.51)	$(2.06)	$(3.83)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share of Class A Common Stock for the periods presented as they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	255	166	255	166
Stock appreciation rights	357	376	357	376
Restricted stock units	584	584	584	584
Restricted stock units - founder’s award	617	617	617	617
Market-based performance restricted stock units	67	131	67	131
Combined Interests that can be converted into shares of Class A Common Stock	4,249	4,293	4,249	4,293
NOTE 8 — FIXED ASSETS, NET
The following table presents fixed assets and accumulated depreciation reported on the Condensed Consolidated Balance Sheets for the periods presented.

	September 30, 2026	December 31, 2025
Fixed assets	$27,961	$30,206
Accumulated depreciation	(18,683)	(21,523)
	$9,278	$8,683

In connection with the wind-down of VT4S, the Company recorded a charge for the abandonment of capitalized internal-use software, net of accumulated amortization, of $1,606. This charge for the abandonment of capitalized internal-use software consisted of $6,606 gross book value and $5,000 of accumulated amortization, and was included in “Cost of revenue” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026. For additional information, see Notes 1, 4, and 5.
The following table presents amortization expense related to capitalized internal use software and depreciation expense reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2026	2025	2026	2025
Amortization expense related to capitalized internal-use software	Cost of revenue	$554	$1,735	$1,652	$5,102
Abandonment of capitalized internal-use software	Cost of revenue	1,606	—	1,606	—
Depreciation expense	General and administrative expenses	194	134	513	438
NOTE 9 — INTANGIBLE ASSETS, NET
The Company’s intangible assets consist entirely of trade names. The following table presents the carrying amount and accumulated amortization related to trade names reported on the Condensed Consolidated Balance Sheets for the periods presented.

	September 30, 2026	December 31, 2025
Carrying amount	$2,750	$6,310
Accumulated amortization	(2,131)	(4,417)
	$619	$1,893
The following table presents amortization expense related to intangible assets reported in the Condensed Consolidated Statements of Operations for the periods presented.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2026	2025	2026	2025
Amortization expense related to intangible assets	General and administrative expenses	$69	$158	$326	$468
NOTE 10 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables, and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). Certain assets and liabilities, including definite-lived assets and goodwill, are measured at fair value on a non-recurring basis. There were no fair value measurement adjustments recognized related to definite-lived assets or goodwill during the three and nine months ended September 30, 2026 or 2025. The fair values of any outstanding borrowings under the Term Loan (as defined in Note 11) as of September 30, 2026 and December 31, 2025 approximated their carrying values.
NOTE 11 — LONG-TERM DEBT
Loan Agreement
On November 3, 2025 (“Closing Date”), the Company and certain of its subsidiaries entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and the lenders party thereto, pursuant to which the lenders made available up to two tranches of term loans in an aggregate principal amount of $50,000 (the “Term Loan”), subject to certain terms and conditions, with the first tranche of up to $30,000 available for borrowing in multiple draws of at least $2,500 and the second tranche of up to $20,000 available for borrowing in multiple draws of at least $2,500. The Term Loan matures on November 1, 2029 (the “Maturity Date”) and bears interest equal to the greater of (a) the prime rate as reported in The Wall Street Journal plus 3.50% and (b) 10.75%. The Loan Agreement is for 48 months, with interest-only payments for an initial period of 36 months from the Closing Date, which may be extended by an additional 12 months upon achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement (the “Interest-Only

Period”). After the Interest-Only Period, the Company will be required to repay in equal monthly installments of the principal and interest until the Maturity Date. The obligations under the Loan Agreement are secured by a security interest in substantially all of the Company’s assets and the assets of its subsidiaries that are co-borrowers or guarantors. The Loan Agreement provides for an end-of-term charge equal to 7.50% of the funded loan amount, due at the earlier of prepayment or maturity. Pro-rata payment of any earned end-of-term charge will be due upon any partial prepayment. The Company incurred $2,251 of costs (including an accrued end of term charge of $1,500 based upon the amount borrowed on November 3, 2025) in connection with entering into the Loan Agreement and the initial borrowing under the Term Loan, which were deferred and are being amortized to interest expense over the term of the Term Loan.
On September 28, 2026, the Company borrowed the remaining $10,000 available under the first tranche of the Term Loan, and incurred an additional accrued end-of-term charge of $750 in connection with this borrowing under the Term Loan, which was deferred and is being amortized to interest expense over the remaining term of the Term Loan. As of September 30, 2026, the Term Loan had outstanding borrowings of $30,000 and an available borrowing capacity of $17,442. Pursuant to the Loan Agreement, as the first tranche has been drawn in full, the second Term Loan tranche is available to the Company, subject to the approval of the lenders. As of September 30, 2026 and December 31, 2025, the interest rate on the outstanding borrowings under the Term Loan was 10.75%.
Debt Covenants
The Loan Agreement includes customary representations and warranties and covenants associated with the Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), share repurchases, collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Such covenants and limitations on indebtedness include (but are not limited to) that the Company must maintain the greater of (i) $15,000 of Qualified Cash (as defined in the Loan Agreement) or (ii) Qualified Cash that results in Remaining Months Liquidity (as defined in the Loan Agreement) of at least 6 months. Additionally, the Company’s outstanding borrowings must not exceed certain multiples of its TTM Contribution Margin. If at any time, the outstanding borrowings exceed the required multiple of the TTM Contribution Margin, the Company will be required to immediately repay principal until the outstanding borrowings are less than the applicable multiple. The Company’s ability to access the maximum borrowing capacity under the Term Loan will require its future TTM Contribution Margin (as defined in the Loan Agreement) to exceed historical levels. As of September 30, 2026, the Company was in compliance with these covenants.
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
As of September 30, 2026, Nerdy Inc. has not recognized a liability of $118,238 under the Tax Receivable Agreement after concluding it was not probable that such Tax Receivable Agreement payments would be paid based on its estimates of Nerdy LLC’s future taxable income. Nerdy Inc. did not make any payments to the TRA Holders under the Tax Receivable Agreement during the three and nine months ended September 30, 2026 or 2025. The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within the statement of operations.
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
NOTE 14 — SEGMENT INFORMATION
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
Substantially all of the Company’s tangible long-lived assets and revenues are located within the U.S. The Company does not have a customer that accounted for more than 10% of its consolidated revenue. See Note 4 for the Company’s revenue by business.
The following table presents information about the Company’s Tutoring Segment for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$33,189	$37,019	$125,155	$129,877

Less:
Cost of revenue	13,386	13,723	45,094	51,128
Employee-related expense (excluding product and development expense)	11,057	20,180	42,296	59,699
Marketing expense	8,188	8,498	23,119	23,717
Product and development expense	7,763	10,285	26,702	31,702
Depreciation and amortization of intangible assets	263	292	839	906
Other segment items (a)	4,904	3,119	11,766	10,680
Interest expense	691	—	2,023	—
Interest income	(281)	(357)	(974)	(1,184)
Income tax expense	62	35	118	137
Segment Net Loss	$(12,844)	$(18,756)	$(25,828)	$(46,908)
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
OVERVIEW
We operate a next-generation live tutoring and intervention platform that leverages the power of human expertise with advanced artificial intelligence (“AI”) to personalize learning, accelerate student achievement, and empower educators. Our mission is to transform the way people learn through technology. Our purpose-built proprietary platform leverages technology, including AI, to connect students, users, parents, guardians, and purchasers (“Learner(s)”) of all ages to tutors, instructors, subject matter experts, educators, and other professionals (“Expert(s)”), delivering superior value on both sides of the network. Our comprehensive learning destination provides learning experiences across numerous subjects and multiple formats, including Learning Memberships, one-on-one instruction, small group tutoring, large format classes, chat, essay review, adaptive assessments, and self-study tools. Our flagship business, Varsity Tutors LLC (“Varsity Tutors”), is one of the nation’s largest platforms for live online tutoring and classes. Our solutions are available to Learners either directly through Learning Memberships (“Consumers”) and, through education systems (“Institutions”). Our platform offers Experts the opportunity to generate income from the convenience of home, while also increasing access for Learners by removing barriers to high-quality live online learning. Our legacy offerings include Varsity Tutors for Schools, a product suite that provided high-dosage tutoring and our online learning solutions to Institutions. We have built a diversified business across the following audiences: K-8, High School, College, Graduate School, and Professional.
WIND-DOWN OF VARSITY TUTORS FOR SCHOOLS
In the third quarter of 2026, we committed to a strategic plan to wind down our Varsity Tutors for Schools offering and business line (“VT4S”), which provided high-dosage tutoring and online learning solutions to Institutions. We recognized exit-related costs consisting of employee severance and other termination benefits, contract termination costs, and asset abandonment charges. The results of Varsity Tutors for Schools are included within continuing operations within these unaudited condensed consolidated financial statements and notes thereto. For additional information, see Notes 1, 4, 5, and 8 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part 1, Item 1 of this report.
ABANDONMENT OF FIRST TUTORS
In the second quarter of 2026, we made a strategic decision to abandon the First Tutors business, which was operated by EduNation Limited, a limited company incorporated in England and Wales. We no longer sell new services under the First Tutors trade name, and we are directing resources toward the growth of our core business. In connection with this abandonment, we recorded write-offs of the First Tutors trade name along with other assets and liabilities. The results of First Tutors are included within continuing operations within these unaudited condensed consolidated financial statements and notes thereto. For additional information, see Notes 1 and 5 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part 1, Item 1 of this report.
KEY OPERATING METRICS
We monitor the following key operating metrics, among others, to evaluate the performance of our business.
“Active Member(s)” is defined as the number of Learners with an active paid Learning Membership as of the date presented. Variations in the number of Active Members are due to changes in demand for our solutions, seasonality, testing schedules, and the launch of new membership options. As a result, we believe Active Members is a key indicator of our ability to attract, engage, and retain Learners. Active Members excludes our Institutional business. While our Active Member count as of September 30, 2026 was lower when compared to September 30, 2025, we expect certain product enhancements and customer acquisition initiatives that we plan to release later in the fourth quarter to support new client acquisition.

Active Members in thousands	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Active Members	31.8	29.1	36.9	33.2	34.3	30.6
YoY change	(7)%	(5)%	(9)%	(11)%	(14)%	(14)%
“Average Revenue per Member per Month” (“ARPM”) is defined as the average Consumer Learning Membership subscription revenue per member per month as of the date presented. Variations in ARPM are primarily due to changes in the mix of Learning Memberships sold and pricing changes. ARPM excludes our Institutional business. ARPM as of September 30, 2026 decreased compared to September 30, 2025, primarily due to the lapping of price increases enacted in February 2025 and a mix shift to lower frequency Learning Memberships. ARPM was higher than the prior year as of March 31, 2026 and June 30, 2026, reflecting the effect of those price increases.

ARPM in ones	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
ARPM	$366	$366	$374	$364	$374	$348
YoY change	(2)%	5%	12%	21%	24%	24%
“Active Experts” is defined as the number of Experts who have instructed one or more sessions in a given period. We believe Active Experts is a key indicator of our ability to service Learners and provide Experts with revenue-generating opportunities. Active Experts includes our Institutional business. The following table summarizes Active Experts for the periods presented. Our Active Expert count during the three and nine months ended September 30, 2026 decreased when compared to the prior year periods. This decrease was primarily due to lower Consumer Active Experts, driven by utilization of the highest quality Experts by encouraging them to work with more Learners and develop deeper relationships that allow for increased revenue-generating opportunities. Our Active Expert count during the three and nine months ended September 30, 2026 was also impacted by the wind-down of VT4S. We believe our Active Expert count at September 30, 2026 is sufficient to meet our near-term growth objectives.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
Active Experts in thousands	2026	2025	%	2026	2025	%
Active Experts	6.7	8.1	(17)%	10.6	13.8	(23)%
RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
dollars in thousands	2026	%	2025	%	2026	%	2025	%
Revenue	$33,189	100%	$37,019	100%	$125,155	100%	$129,877	100%
Cost of revenue	13,386	40%	13,723	37%	45,094	36%	51,128	39%
Gross Profit	19,803	60%	23,296	63%	80,061	64%	78,749	61%
Sales and marketing expenses	13,760	42%	16,563	45%	39,488	32%	45,906	36%
General and administrative expenses	18,413	55%	25,815	70%	65,217	52%	80,798	62%
Operating Loss	(12,370)	(37)%	(19,082)	(52)%	(24,644)	(20)%	(47,955)	(37)%
Interest expense	691	2%	—	—%	2,023	2%	—	—%
Interest income	(281)	—%	(357)	(1)%	(974)	(1)%	(1,184)	(1)%
Other expense (income), net	2	—%	(4)	—%	17	—%	—	—%
Loss before Income Taxes	(12,782)	(39)%	(18,721)	(51)%	(25,710)	(21)%	(46,771)	(36)%
Income tax expense	62	—%	35	—%	118	—%	137	—%
Net Loss	(12,844)	(39)%	(18,756)	(51)%	(25,828)	(21)%	(46,908)	(36)%

Revenue
Revenue for both the three and nine months ended September 30, 2026 decreased when compared to the prior year period due to lower Consumer and Institutional revenue. Institutional revenue decreased in both current year periods as a result of our decision to wind down the VT4S business line. Consumer revenue for the three months ended September 30, 2026 decreased due to lower Active Member count and lower ARPM. Consumer revenue for the nine months ended September 30, 2026 decreased due to a lower Active Member count, partially offset by higher ARPM.
While both current year periods were impacted by a lower Active Member count when compared to the corresponding prior year periods, we expect certain product enhancements and customer acquisition initiatives that we plan to release later in the fourth quarter to support new client acquisition.
The following tables present our revenue by business category for the periods presented.

	Three Months Ended September 30,				Change
dollars in thousands	2026	%	2025	%	$	%
Consumer	$30,739	93%	$33,166	89%	$(2,427)	(7)%
Institutional (a)	2,450	7%	3,688	10%	(1,238)	(34)%
Other	—	—%	165	1%	(165)	(100)%
Revenue	$33,189	100%	$37,019	100%	$(3,830)	(10)%
(a)Includes VT4S revenue of $514 thousand and $1,776 thousand for the three months ended September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30,				Change
dollars in thousands	2026	%	2025	%	$	%
Consumer	$106,475	85%	$109,003	84%	$(2,528)	(2)%
Institutional (a)	18,496	14%	20,376	15%	(1,880)	(9)%
Other	184	1%	498	1%	(314)	(63)%
Revenue	$125,155	100%	$129,877	100%	$(4,722)	(4)%
(a)Includes VT4S revenue of $10,853 thousand and $12,935 thousand for the nine months ended September 30, 2026 and 2025, respectively.
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue and gross profit for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
dollars in thousands	2026	2025	$	%	2026	2025	$	%
Revenue	$33,189	$37,019	$(3,830)	(10)%	$125,155	$129,877	$(4,722)	(4)%
Cost of revenue	13,386	13,723	(337)	(2)%	45,094	51,128	(6,034)	(12)%
Gross Profit	$19,803	$23,296	$(3,493)	(15)%	$80,061	$78,749	$1,312	2%
% Margin	60%	63%			64%	61%
Cost of revenue for both current year periods was impacted by the wind-down of VT4S. This included a charge for the abandonment of capitalized internal-use software of $1,606 thousand in connection with the wind-down, partially offset by lower expert costs resulting from the reduced VT4S activity. Cost of revenue included amortization expense related to capitalized internal-use software of $554 thousand and $1,735 thousand for the three months ended September 30, 2026 and 2025, respectively, and $1,652 thousand and $5,102 thousand for the nine months ended September 30, 2026 and 2025, respectively. Excluding the impact of the VT4S wind-down, cost of revenue and gross margin improvements for the three and nine months ended September 30, 2026 were primarily driven by lower amortization of capitalized internal-use software as a result of charges for the abandonment of capitalized internal-use software that occurred in the third quarter of 2026 and the fourth quarter of 2025. These impacts were partially offset by higher Expert costs as sessions per member increased.
.

Operating Expenses
The following table sets forth our operating expenses for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
dollars in thousands	2026	2025	$	%	2026	2025	$	%
Sales and marketing expenses	$13,760	$16,563	$(2,803)	(17)%	$39,488	$45,906	$(6,418)	(14)%
General and administrative expenses	18,413	25,815	(7,402)	(29)%	65,217	80,798	(15,581)	(19)%
Total operating expenses	$32,173	$42,378	$(10,205)	(24)%	$104,705	$126,704	$(21,999)	(17)%
Sales and Marketing
Sales and marketing expenses for the three months ended September 30, 2026 included non-cash stock-based compensation and restructuring costs of $91 thousand and $221 thousand, respectively. Sales and marketing expenses for the three months ended September 30, 2025 included non-cash stock-based compensation $336 thousand. Excluding these impacts, sales and marketing expenses decreased $2,779 thousand, or 17%. Sales and marketing expenses for the nine months ended September 30, 2026 included non-cash stock-based compensation and restructuring costs of $644 thousand and $221 thousand. Sales and marketing expenses for the nine months ended September 30, 2025 included non-cash stock-based compensation and restructuring costs of $1,010 thousand and $193 thousand, respectively. Excluding these impacts, sales and marketing expenses decreased $6,080 thousand, or 14%. These decreases in both current year periods were driven by AI-enabled productivity gains and reduced investment in our Institutional business.
General and Administrative
General and administrative expenses include compensation for certain employees, support services, product and development expenses intended to support continued innovation, and other operating expenses. Product and development costs were $7,763 thousand and $10,285 thousand for the three months ended September 30, 2026 and 2025, respectively, and $26,702 thousand and $31,702 thousand for the nine months ended September 30, 2026 and 2025, respectively. Product and development costs include compensation for employees on our product and engineering teams who are responsible for developing new and improving existing offerings, maintaining our website, improving efficiencies across our organization, and third-party expenses.
General and administrative expenses for the three months ended September 30, 2026 included non-cash stock based compensation and restructuring costs of $1,757 thousand and $2,147 thousand, respectively. General and administrative expenses for the three months ended September 30, 2025 included non-cash stock based compensation of $6,511 thousand. Excluding these impacts, general and administrative expenses decreased $4,795 thousand, or 25%. General and administrative expenses for the nine months ended September 30, 2026 included non-cash stock based compensation and restructuring costs of $11,035 thousand and $3,029 thousand, respectively. General and administrative expenses for the nine months ended September 30, 2025 included non-cash stock based compensation and restructuring costs of $20,963 thousand and $455 thousand, respectively. Excluding these impacts, general and administrative expenses decreased $8,227 thousand, or 14%. We are applying AI systematically across the tech stack, helping drive continued cost reductions and improved unit economics.
Interest Expense
Interest expense for the three and nine months ended September 30, 2026 was $691 thousand and $2,023 thousand, which was driven by our outstanding borrowings under our term loan that was originated in November 2025.
Interest Income
Interest income for the three months ended September 30, 2026 was $281 thousand, compared to interest income of $357 thousand in the same period in 2025. Interest income for the nine months ended September 30, 2026 was $974 thousand, compared to interest income of $1,184 thousand in the same period in 2025. These decreases were driven by lower interest income on our cash balances during the current period.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents totaling $42,535 thousand and $47,895 thousand, respectively. We have incurred cumulative losses from our operations, and we may incur additional losses in the future. Our operations have historically been financed through cash on hand, debt financing, and capital contributions. To the extent we continue to generate negative operating cash flows, it is possible that we may have to finance future operations primarily or in part from cash on hand or from our term loan. If cash on hand or from our term loan is not sufficient to fund our business, we may also need to implement significant cost-containment measures or explore additional financing alternatives. However, there can be no assurance that any financing would be available to us on acceptable terms, or at all, or that any cost-containment measures we implement would be sufficient or effective in reducing losses or preserving liquidity.
On September 28, 2026, we borrowed the remaining $10,000 thousand available under the first tranche of the term loan. Pursuant to the loan agreement, as the first tranche has been drawn in full, the second term loan tranche is available to us, subject to the approval of the lenders.
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
The following table sets forth our cash flows for the periods presented.

	Nine Months Ended September 30,
dollars in thousands	2026	2025
Cash (used in) provided by:
Operating activities	$(11,089)	$(15,913)
Investing activities	(4,050)	(4,051)
Financing activities	9,750	—
Effect of Exchange Rate Change on Cash, Cash Equivalents, and Restricted Cash	29	1
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(5,360)	$(19,963)
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2026 decreased $4,824 thousand when compared to the same period in 2025, primarily due to lower sales and marketing and general and administrative expenses. These impacts were partially offset by lower Institutional bookings as a result of the wind-down of VT4S and by interest payments of $1,636 thousand made in connection with our term loan that originated in November 2025. Cash used in operating activities for the nine months ended September 30, 2025 was impacted by the payment of a legal settlement of $2,000 thousand.
Investing Activities
Cash used in investing activities was $4,050 thousand and $4,051 thousand for the nine months ended September 30, 2026 and 2025, respectively. Cash used in investing activities for both periods related to capital expenditures primarily for the development of internal use software and IT equipment.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026 was $9,750 thousand. We received proceeds of $10,000 thousand from a borrowing under our term loan and paid deferred financing fees of $250 thousand previously incurred in connection with the origination of our term loan in November 2025. We did not have any financing activities during the nine months ended September 30, 2025.
Debt Covenants
Our loan agreement includes customary representations and warranties and covenants associated with our term loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), share repurchases, collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Such covenants and limitations on indebtedness include (but are not limited to) that we must maintain the greater of (i) $15,000 thousand of Qualified Cash (as defined in the loan agreement) or (ii) Qualified Cash that results in Remaining Months Liquidity (as defined in our loan agreement) of at least 6 months. Additionally, our outstanding borrowings must not exceed certain multiples of our TTM Contribution Margin. If at any time, the outstanding borrowings exceed the required multiple of our TTM Contribution Margin, we will be required to immediately repay principal until the outstanding borrowings are less than the applicable multiple. Our ability to access the maximum borrowing capacity under our term loan will require our future TTM Contribution Margin to exceed historical levels. As of September 30, 2026, we were in compliance with these covenants.
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
•risks associated with the implementation of our plan to wind down VT4S, including the timing and amount of expected exit costs, our ability to realize anticipated benefits, and the impact on our business and results of operations;
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
•risks associated with managing our growth; and
•other risks and uncertainties included under “Risk Factors” within Part II, Item 1A of this report, in our 2025 Annual Report filed with the SEC on February 26, 2026, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 6, 2026.
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
Interest Rate Risk
As of September 30, 2026, we had outstanding principal value of indebtedness of $30,000 thousand related to outstanding borrowings under our term loan that bore interest at a weighted-average variable rate of 10.75%. As of December 31, 2025, we had outstanding principal value of indebtedness of $20,000 thousand related to outstanding borrowings under our term loan that also bore interest at a weighted-average variable rate of 10.75%. A hypothetical 100 basis point change in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during the three and nine months ended September 30, 2026. We did not have any outstanding indebtedness during the three and nine months ended September 30, 2025. For additional information regarding the Company’s debt, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on that evaluation, the Company’s CEO and CFO concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this report, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.

In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K as of and for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the SEC on February 26, 2026 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 6, 2026 (the “2026 Q2 Quarterly Report”). There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report and the 2026 Q2 Quarterly Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, no director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Nerdy Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on August 14, 2026 (File No. 001-39595)).

3.3	Bylaws of Nerdy Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on September 24, 2021 (File No. 001-39595)).

31.1	Certification of Charles Cohn pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2026.

31.2	Certification of Atul Bagga pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2026.

* 32.1	Certification of Charles Cohn and Atul Bagga, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2026.

101
Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2026 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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

Nerdy Inc.

Date: November 9, 2026	By:	/s/ Atul Bagga
Name: Atul Bagga
Title: Chief Financial Officer